Form 10-K
period 2020-12-31
1ST CONSTITUTION BANCORP
filed 2021-03-15
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $110,411,286.

As of February 26, 2021, 10,241,100 shares of the registrant’s common stock were outstanding.

    Portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2021 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2020.

When used in this Annual Report on Form 10-K for the year ended December 31, 2020 (this "Form 10-K"), the words the "Company," "we," "our," and "us" refer to 1ST Constitution Bancorp and its wholly-owned subsidiaries, unless we indicate otherwise.

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

Examples of factors or events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimates made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; the enactment of legislation or regulatory changes; changes in monetary and fiscal policies of the U.S. government; changes to the method that LIBOR rates are determined and to the phasing out of LIBOR after 2021; changes in loan delinquency rates or in our levels of nonperforming assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness of other financial institutions, including the need of the FDIC to increase the Deposit Insurance Fund assessments; technological changes; the effects of climate change and harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; our ability to integrate acquisitions and achieve cost savings; other risks described from time to time in our filings with the SEC; and our ability to manage the risks involved in the foregoing. Further, the foregoing factors may be exacerbated by the ultimate impact of the Novel Coronavirus ("COVID-19") pandemic, which is unknown at this time.

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

Although management has taken certain steps to mitigate any negative effect of the aforementioned factors and the COVID-19 pandemic, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. "Business," Item 1A. “Risk Factors,” Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. However, other factors besides those listed in Item 1A. “Risk Factors” or discussed in this Annual Report also could adversely affect our results and you should not consider any such list of factors to be a complete list of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I
Item 1.  Business.

1ST Constitution Bancorp

1ST Constitution Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. 1ST Constitution Bancorp was organized under the laws of the State of New Jersey in February 1999 for the purpose of acquiring all of the issued and outstanding stock of 1ST Constitution Bank (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on July 1, 1999. As of December 31, 2020, the Company has four employees, all of whom are full-time. The Bank is a wholly-owned subsidiary of the Company. Other than its investment in the Bank, the Company currently conducts no other significant business activities.

The main office of the Company and the Bank is located at 2650 Route 130 Cranbury, New Jersey 08512, and the telephone number is (609) 655-4500.

1ST Constitution Bank

The Bank is a commercial bank formed under the laws of the State of New Jersey and engages in the business of commercial and retail banking. As a community bank, the Bank offers a wide range of services (including demand, savings and time deposits and commercial and consumer/installment loans) to individuals, small businesses and not-for-profit organizations principally in the Fort Lee area of Bergen County and in Mercer, Middlesex, Monmouth, Ocean and Somerset Counties of New Jersey. The Bank conducts its operations through its main office located in Cranbury, New Jersey, and operates 24 additional branch offices in Asbury Park, Cranbury, Fair Haven, Fort Lee, Freehold, Hamilton, Hightstown, Hillsborough, Hopewell, Jackson, Jamesburg, Lawrenceville, Little Silver, Long Branch, Manahawkin, Neptune City, Perth Amboy, Plainsboro, Princeton, Rumson, Shrewsbury, Skillman and Toms River (2), New Jersey. The Bank also operates a residential mortgage loan production office in Jersey City, New Jersey. The Bank’s deposits are insured up to applicable legal limits by the FDIC.

Management efforts focus primarily on positioning the Bank to meet the financial needs of the communities in the Fort Lee area of Bergen County and in Mercer, Middlesex, Monmouth, Ocean and Somerset Counties and to provide financial services to individuals, families, institutions and small businesses. To achieve this goal, the Bank is focusing its efforts on:

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

Human Capital Resources

At December 31, 2020, the Bank employed 211 full-time equivalent employees. The Bank strives to recruit and retain an outstanding and diverse team. We believe that the highest-performing teams are diverse and the most productive workplaces are inclusive. An engaged employee base is critical to our success, as is diversity and inclusion, which is why it is one of

Bank’s corporate values and an integral part of our talent and leadership development strategy. We also know that to most effectively compete in our primary market areas and to best serve our customers and communities, our employee base must reflect our increasingly diverse customer base. As a local based and managed main street bank, the Bank is committed to meeting the needs of all of our constituencies—customers, employees, communities and shareholders—as the success of one is intricately linked to the others.

We provide competitive compensation, attractive benefits and assist our employees to prepare for retirement. The Bank continues to invest in our employees’ ongoing career development, including the continuation of education by providing career skills training, mentoring and opportunities to interact with senior management. We have a comprehensive continuing education program with courses that are relevant to the banking industry and job function, as well as courses that touch on changing demographics trends that impact both our customers and employees.

We are committed and focused on the health, safety and well-being of our employees and customers. In response to the COVID-19 pandemic, we implemented safety protocols in all our offices and branch locations beginning in March 2020, which we continually review and adjust based on applicable guidance and regulations. Our pandemic response included modifying our banking center hours, lobby usage and allowing employees to work remotely where possible during the pandemic. In the fourth quarter of 2020, we made a one-time special bonus to all of our staff to reward them for their resiliency and contributions during this pandemic. In addition, beginning in the first quarter of 2021, the Bank offered paid time off to employees to obtain the COVID-19 vaccinations.

1ST Constitution Bank employees continue to support numerous civic and charitable causes by donating time, resources and financial support. At 1st Constitution, we are a concerned corporate citizen, with long lasting ties to the communities that we serve. Our long term goal is to make these communities a better place in which to work and live.

Personal Service

The Bank provides a wide range of commercial and consumer banking services to individuals, families, institutions and small businesses in central and coastal New Jersey and the Fort Lee area of Bergen County. We prioritize understanding and anticipating the needs of our customers and the communities we serve and tailoring our products, services and advice to meet those needs. The Bank seeks to provide a high level of personalized banking services, emphasizing quick and flexible responses to customer demands.

Technological Advances and e-Commerce

 The Bank recognizes that retail and business customers want to receive service via their most convenient delivery channel, be it the traditional branch office, by mobile device, ATM, or the Internet. For this reason, the Bank continues to enhance its e-commerce capabilities. At www.1stconstitution.com, customers have easy access to online banking, including account access, and to the Bank’s bill payment system. Consumers and businesses may also access their accounts and make deposits through their mobile devices. The Bank introduced several features to enhance customers’ mobile and online banking experience, including real time account alerts and fraud monitoring on debit cards. Consumers can take advantage of Momentum Mortgage, our digital mortgage platform introduced in 2018, to apply online for loans and interact with management through the online portal. Business customers have access to cash management information and transaction capability through the Bank’s online Cash Manager product which permits business customers to make deposits, originate ACH payments, initiate wire transfers, retrieve account information and place “stop payment” orders. During 2020, the Bank replaced many of its automated teller machines with the state of the art equipment to keep pace with the ever changing technology. Our increased service offerings in electronic banking provide our customers with the means to access the Bank’s services easily and at their own convenience.

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

Commercial Business

 The Bank offers a variety of commercial loan services, including term loans, lines of credit, and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. Commercial loans are granted based on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower’s ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Bank takes, as collateral, a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although the Bank occasionally makes commercial loans on an unsecured basis. Generally, the Bank requires personal guarantees of its commercial loans to reduce the risks associated with such loans. The Bank also offers loans of which a portion, generally 75% to 85%, are guaranteed by the Small Business Administration ("SBA"), which is a United States government agency. The Bank generally sells the guaranteed portion of these loans into the secondary market.

Commercial Real Estate

Commercial real estate loans are made to businesses to expand their facilities and operations and to real estate operators to finance the acquisition of income producing properties. The Company's loan policy requires that borrowers have sufficient cash flow to meet the debt service requirements and the value of the property meets the loan-to-value criteria set forth in the loan policy. The Company monitors loan concentrations by borrower, by type of property and by location and other criteria. The Company's commercial real estate portfolio is largely secured by real estate collateral located in the State of New Jersey and the New York City metropolitan area.

Commercial Construction Financing

Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential and commercial properties. First mortgage construction loans are made to developers and builders primarily for single family homes, multi-family buildings or other commercial income producing properties that are presold, or are to be sold or leased on a speculative basis. The Bank lends to builders and developers with established relationships, successful operating histories and sound financial resources.

Residential Lending

 A portion of the Bank’s lending activities consists of the origination of fixed and adjustable rate residential first mortgage loans secured by owner-occupied property located primarily in the Bank’s market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Bank’s traditional banking facilities or from office locations in commercial buildings. Customers may also access and apply for residential mortgage loan through our dedicated website www.momentummortgage.com. The Bank also offers construction loans, reverse mortgages, second mortgage home improvement loans and home equity lines of credit.

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

The Bank will generally sell its originated residential mortgage loans in the secondary market. The decision to sell is made prior to origination. The sale into the secondary market allows the Bank to mitigate its interest rate risks related to such lending operations. This allows the Bank to accommodate its clients’ demands while eliminating the interest rate risk for the 15 to 30-year period generally associated with such loans.

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

Under these capital rules, the Bank’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.11%, 11.11% ,12.15%, and 9.40%, respectively, at December 31, 2020. The Bank is classified as a non-advanced approaches bank for regulatory purposes and has permanently opted out of including the amount of accumulated other comprehensive income in the computation of regulatory capital.

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio (“CBLR”) framework, or continue to measure capital under the existing Basel III requirements. The new rule took effect on January 1, 2020, and qualifying community banking organizations may elect to opt into the new CBLR in their call report for the first quarter of 2020. We did not elect to use the CBLR framework.

Restrictions on Dividends and Redemption of Stock for the Company and the Bank

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations are dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to the New Jersey Banking Act of 1948 (the "Banking Act") and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Act, the Bank may not pay dividends unless, following the dividend payment, the capital stock of the Bank will be unimpaired and (i) the Bank will have a surplus of not less than 50% of its capital stock or, if not, (ii) the payment of such dividend will not reduce the surplus of the Bank. Under the FDIA, the Bank may not pay any dividends if, after paying the dividend, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. The Bank is also limited in paying dividends if it does not maintain the necessary “capital conservation buffer” as discussed below and above under the section titled “Capital Adequacy of the Company and the Bank.”

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

Effective July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. As of the date of this Form 10-K, the Bank does not pay interest on demand deposits. This significant change to existing law has not had an adverse impact on our net interest margin for the years ended December 31, 2020, 2019 and 2018.

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

Gramm-Leach-Bliley Financial Services Modernization Act of 1999

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Modernization Act") became effective in early 2000. The Modernization Act:

•allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;
•allows banks to establish subsidiaries to engage in certain activities that a financial holding company could engage in, provided that the bank meets certain management, capital and Community Reinvestment Act standards; and
•allows insurers and other financial services companies to acquire banks and removes various restrictions applicable to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

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

The Sarbanes-Oxley Act provides for, among other things:

•a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O of the Federal Reserve Board);
•independence requirements for audit committee members;
•disclosure of whether at least one member of the audit committee is a "financial expert" (as such term is defined by the SEC and if not, why not;
•independence requirements for outside auditors;
•a prohibition on a company’s registered public accounting firm from performing statutorily mandated audit services for the company if the company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date;
•certification of financial statements and annual and quarterly reports by the principal executive officer and the principal financial officer;
•the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;
•disclosure of off-balance sheet transactions;
•two-business day filing requirements for insiders filing Forms 4;
•disclosure of a code of ethics for financial officers and filing a Form 8-K for a change or waiver of such code;
•"real time" filing of periodic reports;
•posting of certain SEC filings and other information on the company’s website;
•the reporting of securities violations "up the ladder" by both in-house and outside attorneys;
•restrictions on the use of non-GAAP financial measures;
•the formation of a public accounting oversight board; and
•various increased criminal penalties for violations of securities laws.

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

Under applicable rules, the Company is a smaller reporting company and no longer qualifies as an accelerated filer. As a result, the Company is not required to include an attestation report of its independent registered public accounting firm regarding the Company’s internal control over financial reporting in this Form 10-K.

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

Information about our Executive Officers

Robert F. Mangano, 75, is the President and Chief Executive Officer of the Company and of the Bank, in which roles he has served since 1996. Prior to joining the Bank in 1996, Mr. Mangano was President and Chief Executive Officer of Urban National Bank, a community bank in northern New Jersey, for a period of three years and a Senior Vice President of another bank for one year. Prior to such time, Mr. Mangano held a senior position with Midlantic Corporation for 21 years. Mr. Mangano is Chairman of the Audit Committee of the Englewood Hospital Medical Center and serves on the Board of Trustees of Englewood Hospital Medical Center and its parent board.

Stephen J. Gilhooly, 68, has served as the Senior Vice President and Chief Financial Officer of the Company and the Bank and as the Treasurer of the Company since April 1, 2014. Prior to April 1, 2014, Mr. Gilhooly served as the Bank’s Senior Vice President and Chief Financial Officer. Prior to joining the Bank, Mr. Gilhooly most recently served as Senior Vice President and Treasurer of Florida Community Bank, Weston, Florida, from May 2011 to June 2013. Prior to joining Florida Community Bank, Mr. Gilhooly served as Executive Vice President and Treasurer of the banking subsidiaries of Capital Bank Financial Corporation (formerly North American Financial Holdings) (“CBF”) beginning in September 2010. Mr. Gilhooly served as Executive Vice President, Treasurer and Chief Financial Officer of TIB Financial Corp. (“TIB”), Naples, Florida, from 2006 to 2010, prior to its acquisition by CBF. Before joining TIB, Mr. Gilhooly worked for 15 years with Advest, Inc. in New York as Director in its Financial Institutions Group. Mr. Gilhooly earned a B.S. degree in Economics and a M.S. degree in Accounting from the Wharton School of the University of Pennsylvania. He is a Certified Public Accountant and a Chartered Global Management Accountant.
John T. Andreacio, 58, has served as the Executive Vice President and Chief Lending and Credit Officer of the Company since January 2018 and of the Bank since September 2014. Mr. Andreacio joined the Company in March 2012 and has used his extensive management and credit knowledge to enhance the Company’s credit and lending function. Prior to joining the Bank, Mr. Andreacio was President and Chief Executive Officer of Northern State Bank, a community bank in northern New Jersey, for a period of three years. Prior to that time, Mr. Andreacio held senior positions with National Penn Bank/KNBT and First Union Bank.

Naqi A. Naqvi, 64, has served as the Senior Vice President and Chief Accounting Officer of the Company and the Bank since May 7, 2018. Prior to his appointment, Mr. Naqvi served as Executive Vice President and Chief Financial Officer of NJCB from March 3, 2012 to April 11, 2018, when NJCB was merged with and into the Bank.  Prior to joining NJCB in early

2010, Mr. Naqvi held a number of senior management roles at financial institutions, including Greater Community Bancorp and Village Bank of South Orange. Mr. Naqvi started his career at First Virginia Bank before joining Village Bank of South Orange in 1983. He then joined Greater Community Bancorp in 1986 as Treasurer and was subsequently elevated to Senior Vice President and Chief Financial Officer during his 22 years of service with Greater Community Bancorp. Mr. Naqvi is a graduate of Virginia Commonwealth University with a degree in accounting and finance.

There are no family relationships between any of the executive officers named above and there is no arrangement or understanding between any of such officers and any other person pursuant to which he was selected as an executive officer. Each of the executive officers named above was elected by the Board of Directors to hold office until his successor is elected and qualified or until his earlier resignation or removal.

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

Item 1A. Risk Factors.

The following are certain factors that could cause the Company’s actual results to differ materially from those referred to or implied in any forward-looking statement. These are in addition to the risks and uncertainties discussed elsewhere in this Form 10-K and the Company’s other filings with the SEC.

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and the measures implemented in response intended to prevent its spread have adversely affected, and are likely to continue to adversely affect, our customers, employees, and third-parties with which we conduct business, which has consequently affected our business, results of operations and financial condition, the ultimate impact of which will depend on future developments that are highly uncertain and are difficult to predict at this time, but could be significant.

The outbreak of COVID-19 in Wuhan, China and its rapid spread has caused global disruption in the financial markets and our primary market is increasingly threatened by the continued spread of this virus. The ultimate impact of COVID-19 is uncertain at this time, but the known effects of, and risks posed by, the pandemic on our business, results of operations and financial condition are discussed below.

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

In addition, these measures have negatively affected, and may further affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. Among other measures, we have implemented a work-from-home policy for our employees whose jobs can be performed remotely, provided employees who are not working remotely with appropriate protective equipment and supplies, adjusted branch hours and temporarily closed all of our branch lobbies, except on an appointment only basis. However, in mid-June we re-opened the interior access to all of our branch offices to customers. These changes in our operations in response to COVID-19 have impacted the way that we operate and conduct business, and have resulted in inefficiencies or delays, including additional costs related to business continuity initiatives, employees working remotely or teleconferencing technologies. The pandemic and widespread responses thereto have also caused significant volatility in financial markets, including the market price of our common stock.

The known consequences of and responses to the pandemic, including the public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses to mitigate its spread, particularly in our primary market areas, have raised the prospect of an extended global recession, which would adversely impact the businesses of our customers, clients, counterparties and service providers, as well as other market participants, and could further disrupt our operations. Other known impacts and anticipated risks of the COVID-19 pandemic include, but are not limited to, the following:

a.We primarily operate in northern and central New Jersey, communities along the New Jersey shore and the New York City metropolitan area, which are among some of the most affected areas in the U.S. and, accordingly, are the most likely geographies to remain subject to governmental restrictions aimed at curtailing household and non-essential business activity to contain COVID-19 for a prolonged period. The longer that our clients, customers, communities and business partners remain subject to such restrictions, the greater the likelihood that economic and demand uncertainty will increase, which could negatively impact, among other things, demand for and profitability of the Bank’s products and services and our liquidity, regulatory capital and growth strategy.
b.Concern about the spread of COVID-19 and the measures enacted to mitigate its spread have already caused and are likely to continue to cause business shutdowns and interruptions, increased unemployment, labor shortages and commercial property vacancies, and supply chain disruptions, all of which contribute to economic and financial market instability and which, in turn, could impact the ability of our customers to make scheduled loan payments. If the pandemic results in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure.
c.Our financial performance, the ability of borrowers to pay interest on and repay principal of outstanding loans, and the value of the collateral securing such loans is highly dependent upon the business environment in the U.S. generally and in northern and central New Jersey, communities along the New Jersey shore and the New York City metropolitan area in particular. Further economic downturn resulting from the pandemic, particularly in our primary market areas, could negatively impact the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, and the financial condition and credit risk of our customers, among other credit risks.
d.Future legislative responses and regulatory policy changes to protect borrowers, such as forbearance, waiver of late payment and other fees, and the suspension of foreclosures, may have a negative impact on our business, financial condition, liquidity and results of operations. We may need to further increase the allowance for loan losses if borrowers experience financial difficulties beyond forbearance periods, which would adversely affect our net income.
e.Our ability to meet customer servicing expectations may be limited due to certain operational risks as a result of our reduced hours, branch lobby closures and work-from-home policy, as described above, including reduced productivity in our workforce, less reliable and more limited access to the networks, information systems, applications and other tools available to employees, as well as increased cybersecurity and information security risk.
f.In addition, our reliance on third-party service providers and vendors exposes us to certain operational risks to the extent that such service providers and vendors continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize. By way of example, our business depends on vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, among others. Without these services, we have experienced and will continue to experience delays in originating and closing loans.
g.During this challenging economic environment, our communities are increasingly relying on us to access necessary capital and our customers are more dependent on our credit commitments. Increased borrowings under these commitments could adversely impact our liquidity. Moreover, our management has been focused on meeting clients’ needs and mitigating the impact of the pandemic on our business, which has required and will continue to require a substantial investment of time and resources across our enterprise. This has resulted and can be expected to continue to result in a diversion of management attention.
h.Historically low interest rates caused by uncertainties stemming from COVID-19 could negatively impact our net interest income, lending activities, deposits and profitability.

The duration, extent and impact of the pandemic, including resurgences in our primary market areas, sporadic resurgences following a period of containment and restrictions, the severity of newly identified strains of the virus and the timing, availability and efficacy of the various COVID-19 vaccines, continue to be nearly impossible to estimate at this time. However, each of these risks and uncertainties can be expected to persist at least until the pandemic is demonstrably and sustainably contained, authorities cease curbing household and business activity, and consumer and business confidence recover. The COVID-19 pandemic and the volatile economic conditions stemming from it could also precipitate, enhance or contribute to the other risk factors identified in this Form 10-K, which in turn could materially adversely affect our business, financial position, results of operations, prospects, and stock price, and may also affect our business in a manner that is not presently known or that we currently do not consider to present significant risks to our business, financial position, results of operations or prospects.

As a participating lender in the SBA’s Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), we are exposed to additional litigation risk and credit risks.

To support our customers, businesses and communities, we are participating in the PPP established under the CARES Act, notwithstanding that our participation in this federal relief program exposes the Company and the Bank to additional litigation risk. Several national banking associations have already been subject to litigation regarding their respective procedures for processing PPP applications. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that approached the Bank regarding PPP loans, regarding the manner in which we processed PPP applications. Any such litigation regardless of the outcome, may result in significant financial liability or adversely affect the Company’s reputation.

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

Risks Related to Changes in Interest Rates and Market Volatility

Changes in interest rates and historically low interest rates could adversely affect our net interest income and profitability.

The Company’s earnings are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the spread between the interest rates paid on deposits and other borrowings and the interest rates received on loans and other investments narrows, the Company’s net interest income, and therefore earnings, could be adversely affected. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk).

Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. The Federal Reserve Board acted to decrease the targeted fed funds interest rates to 0%-0.25% in March 2020, and it is anticipated that interest rates could remain near zero through 2023. This may cause our net interest margin to decline, which may have an adverse effect on our profitability. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The price of our common stock has fluctuated widely and may continue to fluctuate as a result of recent market uncertainty and volatility.

The price of our common stock on the NASDAQ Global Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely. From the beginning of fiscal year 2019 through the end of fiscal year 2020, our closing stock price fluctuated between a high of $22.46 per share and a low of $9.88 per share. We expect that the market closing price of our common stock will continue to fluctuate. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock regardless of our operating results. Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control and include:

•quarterly fluctuations in our operating and financial results;
•operating results that vary from the expectations of management, securities analysts and investors;
•changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•events negatively impacting the financial services industry which result in a general decline in the market valuation of our common stock;
•announcements of material developments affecting our operations or our dividend policy;
•future sales of our equity securities;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•interest rate changes or credit loss trends; and
•general domestic economic and market conditions.

Risks Related to the Company’s Lending Activities

A downturn in economic conditions in general, or the economic conditions and/or real estate market in our primary market areas in particular, would adversely affect our loan portfolio, which is secured primarily by real estate in a concentrated geographic area, and our growth potential.

Substantially all of the loans the Company originates are secured by properties located in, or are made to businesses that operate in, northern and central New Jersey, communities along the New Jersey shore and the New York City metropolitan area. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in our primary market areas could have a material adverse impact on the quality of the Company’s loan portfolio, results of operations and future growth potential. A prolonged decline in economic conditions in our primary market areas could result in increased unemployment, downward pressure on the value of residential or commercial real estate, or other conditions that limit or restrict borrowers’ ability to pay outstanding principal and interest on loans when due, and consequently, adversely affect the cash flows and results of operations of the Company’s business and our earnings.

In addition, conditions in the real estate markets in which the collateral for the Company’s loans are located strongly influence the level of the Company’s non-performing loans and results of operations. A downturn in the real estate markets in the Company’s primary market areas could result in an increase in the number of borrowers who default on loans and a reduction in the value of the collateral securing loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Further, if the Company is required to liquidate collateral securing a loan to satisfy the related debt during a period of reduced real estate values, the Company may experience higher loan losses than expected and its earnings and shareholders’ equity could be adversely affected. Any declines in real estate prices in the Company’s primary markets may also result in increases in delinquencies and losses in its loan portfolios. Unanticipated decreases in real estate prices coupled with a prolonged economic downturn and elevated levels of unemployment could drive loan losses beyond the level provided for in the Company’s allowance for loan losses. If this occurs, the Company’s earnings could be adversely affected.

For a discussion of the impacts of the COVID-19 pandemic on our loan portfolio and lending activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Impact and Response.”

Our construction loan, commercial business and commercial real estate loan portfolio exposes us to increased lending risks.

At December 31, 2020, $129.2 million, or 9.0%, of our loan portfolio consisted of construction loans, and $807.7 million, or 56.3%, of our loan portfolio consisted of commercial business and commercial real estate loans. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied residential real estate. These risks include the borrower’s inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment. Because the sale and leasing of developed properties is integral to the success of developer’s business, loan repayments may be especially subject to changes in economic conditions, the volatility of real estate market values and the marketability of a construction project. Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative commercial real estate construction lending and concentrates lending efforts with developers demonstrating successful performance on marketable projects within the Bank’s lending areas. However, this concentration of constructions loans exposes us to additional risk in the event of an adverse development with respect to one credit relationship. Further, there can be no assurance that any actions taken or policies implemented by management with respect to construction loans will successfully mitigate these risks.

As with our construction loans, the inherent primary risks of our commercial business and commercial real estate loans are deteriorating credit quality, a decline in the economy, and a decline in real estate market values in our primary market areas. Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

At December 31, 2020, one construction loan totaling $7.5 million and eleven commercial business and commercial real estate loans totaling $7.8 million were considered non-performing and on nonaccrual status. For more information about the quality of our construction loan and commercial business and real estate loan portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Non-Performing Assets.”

Our emphasis on mortgage warehouse lines of credit is generally subject to unique risks than other lending activities.

At December 31, 2020, $388.4 million, or 27.1%, of our loan portfolio consisted of mortgage warehouse lines of credit. Our emphasis on mortgage warehouse lines of credit exposes us to additional risks that include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse, and (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

The impact of interest rates on our mortgage warehouse business can be significant. Changes in interest rates can impact the number of residential mortgages originated and initially funded under mortgage warehouse lines of credit and thus our mortgage warehouse related revenues. A decline in mortgage rates generally increases the demand for mortgage loans. Conversely, in a constant or increasing rate environment, we would expect fewer loans may be originated. Although we use models to assess the impact of interest rates on mortgage related revenues, the estimates of net income produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience. Further, the concentration of our loan portfolio on loans originated through our mortgage warehouse business increases the risk associated with our loan portfolio generally because of the concentration of loans in a single line of business, namely one-to-four family residential mortgage lending, and in a particular segment of that business, namely mortgage warehouse lending.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could materially decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loan and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, bank regulators periodically review our loan portfolio and our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs or reclassify loans. Any increase in our allowance for loan losses or loan charge-offs or loan reclassifications could materially decrease our net income and have a material adverse effect on our financial condition and results of operations. In response to the COVID-19 pandemic and the resulting economic and social disruption, we significantly increased our allowance for loan losses, which has resulted in a $6.4 million increase in the allowance for loan losses at December 31, 2020 compared to December 31, 2019. For more information about our allowance for loan losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for Loan Losses.”

Risks Related to Strategic Activities and the Company’s Operations

The expected benefits from acquiring another entity may not be realized if we do not successfully integrate acquired banks and the combined bank does not achieve certain cost savings and other benefits.

While focusing on organic growth, our strategy also includes, in part, growth through acquisitions. The Company may not be able to identify suitable acquisition candidates, or complete acquisitions. Further, the success of any acquisition depends on the ability to effectively integrate the acquired business, including integrating operations and achieving synergies and cost efficiencies. We may experience difficulties in accomplishing this integration or in effectively managing the combined bank after any future acquisition. The integration of any acquired entity will also divert the attention of our management. There can be no assurance that we will be successful in integrating any future acquisitions into our own business.

Our belief that cost savings and revenue enhancements are achievable in any future acquisition is a forward-looking statement that is inherently uncertain. The combined bank’s actual cost savings and revenue enhancements, if any, for any future acquisition cannot be quantified at the time of acquisition. Any actual cost savings or revenue enhancements will depend on future expense levels and operating results, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond the control of the combined bank.

As a community bank, we face significant competition from both other banks and non-bank financial institutions for customers and the Bank's products and services, which compete against the rapidly changing technologies offered in the financial services industry.

The Company faces significant competition from many other banks, savings institutions and other financial institutions that have branch offices or otherwise operate in the Company’s market area. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, engage in activities which compete directly with traditional bank business, which has also led to greater competition. Many of these competitors have substantially greater financial resources than the Company, including larger capital bases that allow them to attract customers seeking larger loans than the Company is able to accommodate, to aggressively advertise their products and to allocate considerable resources to locations and products perceived as profitable.

These competitors also have more resources and to invest in technological improvements. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and may reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. The Company may not be able to effectively implement new technology-driven products and services or to successfully market these products and services to its customers. Failure to keep pace with technological change affecting the financial services industry, or otherwise successfully compete with these entities in the future, could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations, due to loss of market share and income generated from loans, deposits and other financial products.

The Company is subject to operational risk due to our reliance on third party vendors and service providers.

We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication or electrical services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, our vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations.

Protecting against evolving cybersecurity and electronic fraud risks demands significant resources, and the loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect the Company’s business, financial operations or reputation.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Although cybersecurity incidents in the financial services industry are on the rise, we have not experienced any losses relating to cyber-attacks or other information security breaches. However, there can be no assurance that we will not suffer such losses in the future. A failure in or breach of the Company’s operational or information security systems, or those of the Company’s third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect its business, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs and/or cause losses. Mishandling, misuse or loss of confidential or proprietary information could also result in significant regulatory consequences, reputational damage, civil litigation and financial loss. In addition, the Company may be required to expend significant additional resources to modify its protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications or disclosure.

Since the onset of the COVID-19 pandemic, certain of the Company’s employees have been working remotely, which arrangements contribute to heightened cybersecurity, information security and operational risks. The Company has not experienced any material impact to the Company’s internal control over financial reporting due to the fact that most of the Company’s employees responsible for financial reporting are working mostly in the office during the COVID-19 pandemic, but the Company is continually monitoring and assessing the impact of the COVID-19 pandemic on the Company’s internal control over financial reporting to minimize any impact on the design and operating effectiveness.

As a result of such risks, the Company has significantly increased the resources dedicated to this effort and believes that further increases may be required in the future, in anticipation of increases in the sophistication and persistency of such attacks. The Company has and is likely to continue to incur additional costs in preparing its infrastructure and maintaining it to resist any such attacks. For example, the Company has introduced and continues to introduce systems and software to prevent cyber incidents and continues to review and strengthen its defenses to cybersecurity threats through the use of various services, programs and outside vendors. In addition to personnel dedicated to overseeing the infrastructure and systems to defend against cybersecurity incidents, senior management is regularly briefed on issues, preparedness and any incidents requiring response. At its regularly scheduled meetings, the Audit Committee of the Board of Directors and the Board of Directors are periodically briefed and brought up to date on cybersecurity matters. The Company also continually reviews its internal controls, disclosure controls and procedures, corporate governance policies and procedures and cyber security policy to ensure that its systems and procedures remain up to date. However, any system of controls, regardless of how well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

Notwithstanding the precautions we take to safeguard confidential and proprietary information, these measures do not provide absolute assurance that mishandling, misuse, loss and theft of the information will not occur, or that if mishandling, misuse loss of theft of the information did occur, those events would be promptly detected and addressed. Nor is there any guarantee that the Company's cybersecurity efforts will be successful in discovering or preventing a security breach, and any failure or failures to safeguard against such security breaches may have a material adverse impact on the Company’s business, financial results, or reputation. In the event that the Company experiences a material cybersecurity incident or identifies a material cybersecurity threat, the Company will make all reasonable efforts to properly disclose it in a timely fashion. However, it is impossible for the Company to know when or if such incidents may arise or the business impact of any such incident.

Risks Related to Legal, Regulatory and Policy Matters

The Company and the Bank operate in a highly regulated environment and may be adversely impacted by changes in law, regulations, and accounting policies.

The operations of the Company and the Bank are subject to examination, supervision and comprehensive regulation and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. Any change in the laws or regulations, failure by the Company to comply with applicable laws and regulations, or a change in regulators’ supervisory policies or examination procedures, whether by the New Jersey Department of Banking and Insurance, the FDIC, the Federal Reserve Board, other state or federal regulators, the U.S. Congress, or the New Jersey State Legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. Changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could also impact the Company’s financial results. It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company. Compliance with the rules and regulations of these agencies may be costly and may limit growth and restrict certain activities, including payment of dividends, investments, loans and interest rate charges, interest rates paid on deposits, and locations of offices.

The capital requirements applicable to the Bank, and changes thereto, may inhibit our future growth and operating results.

For the Bank to be considered well-capitalized for prompt corrective action purposes under federal regulatory requirements regarding the capital framework for U.S. banking organizations, the Bank is required to maintain the following ratios: (1) a

Common Equity Tier 1 (“CET1”) capital ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk-weighted assets; (3) a total capital ratio of a least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%. The Bank’s CET1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.11%, 11.11%, 12.15%, and 9.40%, respectively, as of December 31, 2020. In addition, there is a requirement to maintain a capital conservation buffer, comprised of CET1capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement has been fully implemented and the Company's capital conservation buffer was at a level above 2.5% at December 31, 2020.

On September 17, 2019, the federal banking agencies adopted a final rule, effective January 1, 2020, creating a CBLR framework for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR framework provides for a simpler measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the federal banking agencies’ capital rules and to have met the well-capitalized ratio requirements. The Company and the Bank did not elect to use the framework.

Changes to these capital requirements could increase the Company’s required capital levels and the cost of capital, among other things. Any permanent significant increase in the Company’s cost of capital could have significant adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Implementation of changes to asset risk weightings for risk-based capital calculations or items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could also result in management modifying the Company’s business strategy and limiting the Company’s ability to repurchase our common stock.

In addition, to the extent our future operating results erode capital or we elect to expand through loan growth or acquisition, we may be required to raise additional capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These actions could negatively impact our ability to operate or further expand our operations and may result in increases in operating expenses and reductions in revenues that could have a material effect on our consolidated financial condition and results of operations. Furthermore, if we are able to raise capital through the capital markets, our common shareholders would be diluted from any stock issuances.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a specific level. The Bank's FDIC insurance premiums are based on the risk category assigned to the Bank. If the risk category of the Bank or the FDIC’s assessment rates change adversely, our FDIC insurance premiums could increase, which could have an adverse effect on the Bank's earnings. The FDIC may further increase or decrease the assessment rate schedule in order to manage the Deposit Insurance Fund to prescribed statutory target levels. The FDIC may terminate deposit insurance for an institution if it determines that such institution has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders. In addition, insured depository institution failures, as well as deterioration in banking and economic conditions, could significantly increase the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund, currently at 2.00%, to historical lows.

Changes to and replacement of the LIBOR Benchmark Interest Rate may have an impact on our business, financial condition or results of operations.

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Subsequently, on November 30, 2020, the ICE Benchmark Administration Limited (commonly referred to as “ICE”) announced its plan to extend the date that most U.S. dollar LIBOR values would cease being computed and announced a change from December 31, 2021 to June 30, 2023. On the same date, the Federal Reserve, the FDIC and the OCC issued a Joint Statement on LIBOR transition, which instructs banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate by no later than December 31, 2021, and if practicable, as far in advance of that deadline as possible, notwithstanding its publication until June 30, 2023. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Some of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, but are not able to predict whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations. Reform of, or the replacement or phasing out of LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the amount of interest paid on any LIBOR-based loans, investment securities and borrowings of the Company and the Company’s business, financial condition and results of operations. On March 5, 2021, the FCA announced that overnight 1-month, 3-month, 6-month and 12-month LIBOR settings will end on June 30, 2023. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the amount of interest paid on any LIBOR-based loans, investment securities and borrowings of the Company and the Company’s business, financial condition and results of operations.

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

Claims and litigation could result in losses and damage to the Company’s reputation and other financial liability.

From time to time as part of the Company’s normal course of business, current and former customers, bankruptcy trustees, contractual counterparties, third parties and current and former employees make claims and take legal actions against the Company based on actions or inactions of the Company. If such claims and legal actions are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. This may also impact customer demand for the Company’s products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Risks Related to Liquidity

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

Our recurring cash requirements, at the holding company level, primarily consist of interest expense on junior subordinated debentures issued to a capital trust. Holding company cash needs are routinely satisfied by dividends collected from the Bank. While we expect that the holding company will continue to receive dividends from the Bank sufficient to satisfy holding company cash needs, in the event that the Bank has insufficient resources or is subject to legal or regulatory restrictions on the payment of dividends, the Bank may be unable to provide dividends or a sufficient level of dividends to the holding company; in that event, the holding company may have insufficient funds to satisfy its obligations as they become due.

Risks Related to Financial and Accounting Matters

The Company's accounting policies require the use of estimates and assumptions that affect the value of the Company's assets and liabilities and results of operations, and if actual events differ from the Company's estimates and assumptions, or if new accounting standards are adopted, the Company's results of operations and financial condition could be materially adversely affected.

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

As of December 31, 2020, approximately 79% of our investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises' mortgage backed securities and municipal securities. As of December 31, 2020, the fair value of our investment portfolio was approximately $220.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, ratings agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on our business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgements about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Because of changing economic and market conditions affecting issuers and the performance of underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

The Bank’s fee-based services may lose appeal with customers during an economic downturn, resulting in increased funding costs and a reduction of the Company’s net interest income and net income.

Economic downturns could affect the volume of income earned from and demand for the Bank’s fee-based services. Checking, savings, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, the Company could lose a relatively low-cost source of funds, increasing its funding costs and reducing the Company’s net interest income and net income.

Risks Related to Environmental and Social Matters and Human Capital Management

Our financial and operating performance could be adversely impacted by disruptions to business conducted, or declines in property values, in northern, central and coastal New Jersey and the New York City metropolitan area, caused by severe weather, changes in climate and other natural disasters, acts of terrorism, public health crises and other external events.

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

We depend on our executive officers and key personnel to implement our strategy and to maintain the trust and confidence of customers and other market participants and our reputation, which could be harmed by the loss of their services.

Our success depends in large part on the skills and performance of our executive management team and our ability to motivate and retain these and other key personnel. Accordingly, the loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our business strategy and materially and adversely affect us. Leadership changes will occur from time to time, and if significant resignations occur, we may not be able to recruit additional qualified personnel. We believe our executive management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although each of our Chief Executive Officer and President, our Executive Vice President, Chief Lending Officer and Chief Credit Officer and our Senior Vice President, Chief Financial Officer and Treasurer has entered into an employment agreement with us, it is possible that they may not complete the terms of their respective employment agreements or may choose not to exercise options to renew such terms.

As a community bank, our customers also rely on us to deliver personalized financial services. Our success depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of the service of these individuals could undermine the confidence of our customers in our ability to provide such personalized services. We need to continue to attract and retain these individuals and to recruit other qualified individuals to ensure continued growth. In addition, competitors may recruit these individuals in light of the value of the individuals’ relationships with their customers and communities and we may not be able to retain such relationships absent the individuals. If we are unable to attract and retain our branch managers and lending officers, and recruit individuals with appropriate skills and knowledge to support our business, our business strategy, business, financial condition and results of operations may be adversely affected.

Risks Related to Investment in Our Securities

Our directors and executive officers own a meaningful percentage of our stock, which may enable them to influence matters subject to shareholder approval.

As of December 31, 2020, our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 12.9% of our outstanding shares of common stock. These shareholders, if acting together, may have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•delaying, deferring, or preventing a change in control;
•entrenching our management and/or the board of directors;
•impeding a merger, consolidation, takeover, or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

The Company is currently authorized to issue up to 30,000,000 shares of common stock, of which 10,241,100 shares were outstanding on February 26, 2021. We may decide to issue additional shares of common stock for any corporate purposes. Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares of common stock in public offerings or up to 20% of our outstanding common stock in non-public offerings. Any issuance of shares of our common stock will dilute the percentage ownership interest of our common shareholders and may reduce the market price of our common stock or dilute the book value of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We currently operate 25 bank branch offices in New Jersey, including the Bank’s main office in Cranbury, New Jersey. In addition, there is an Operations Center which is leased in Cranbury, New Jersey. The following table provides certain information with respect to our bank branch offices as of February 26, 2021:

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Main Office
2650 Route 130 Cranbury, New Jersey	Leased	1989	2027
Village Office
74 North Main Street Cranbury, New Jersey	Owned	2005	—
Plainsboro Office
Plainsboro Village Center 11 Shalks Crossing Road Plainsboro, New Jersey	Leased	1998	2021(1)
Hamilton Square Office
3659 Nottingham Way Hamilton, New Jersey	Leased	1999	2024
Princeton Office
The Windrows at Princeton Forrestal 2000 Windrow Drive Princeton, New Jersey	Leased	2001	2021
Perth Amboy Office
145 Fayette Street Perth Amboy, New Jersey	Leased	2003	2026
Jamesburg Office
1 Harrison Street Jamesburg, New Jersey	Owned	2002	—
Fort Lee Office
180 Main Street Fort Lee, New Jersey	Leased	2006	2024
Hightstown Office
140 Mercer Street Hightstown, New Jersey	Leased	2007	2024
Lawrenceville Property
150 Lawrenceville-Pennington Road Lawrenceville, New Jersey	Owned	2009	—
South River Operations Center
1246 South River Road, Bldg. 2 Cranbury, New Jersey	Leased	2010	2025
Rocky Hill Office
995 Route 518 Skillman, New Jersey	Owned	2011	—
Hopewell Office
86 East Broad Street Hopewell, New Jersey	Owned	2011	—
Hillsborough Office
32 New Amwell Road Hillsborough, New Jersey	Owned	2011	—
Rumson Office
20 Bingham Avenue Rumson, New Jersey	Leased	2014	2026

Location	Leased or Owned	Original Year Leased or Acquired	Year of Lease Expiration
Fair Haven Office
636 River Road Fair Haven, New Jersey	Leased	2014	2022
Asbury Park Office
511 Cookman Avenue Asbury Park, New Jersey	Owned	2014	—
Shrewsbury Office
500 Broad Street Shrewsbury, New Jersey	Leased	2014	2031
Little Silver Office
517 Prospect Avenue Little Silver, New Jersey	Leased	2015	2024
Freehold Office
3441 US Highway 9 Freehold, New Jersey	Leased	2018	2022
Neptune City Office
118 3rd Avenue Neptune City, New Jersey	Leased	2018	2022
Long Branch
444 Ocean Boulevard North Long Branch, New Jersey	Leased	2019	2024
Route 37
1216 Route 37 East Toms River, New Jersey	Leased	2019	2024
Hooper Avenue
1012 Hooper Avenue Toms River, New Jersey	Owned	2019	—
Jackson
1130 East Veterans Highway Jackson, New Jersey	Leased	2019	2026
Manahawkin
280 Route 72 East Manahawkin, New Jersey	Leased	2019	2023

Management believes the foregoing facilities are suitable for the Company’s and the Bank’s present and projected operations.

(1) The current lease period expires on April 30, 2021 and the lease involves two lease extensions for a period of five years each. The Company is expected to exercise the lease extension option.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on the Nasdaq Global Market under the trading symbol, “FCCY.”  On February 26, 2021, there were approximately 346 shareholders of record.

Performance

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2015 in (a) the Company's common stock; (b) the SNL US Bank & Thrift Index; (c) the SNL US NASDAQ Banks Index; and (d) the SNL US Bank $1B-$5B Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock. The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Total Return Performance
300.00
250.00
200.00
150.00
100.00
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
NASDAQ: FCCY
SNL US Bank & Thrift
SNL US NASDAQ Banks
SNL US Bank $1B-$5B

			Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
1st Constitution Bancorp	100.00	153.55	151.62	167.17	188.68	138.57
SNL US Bank & Thrift	100.00	126.25	148.45	123.32	166.67	144.61
SNL US NASDAQ Banks	100.00	138.65	145.97	123.04	154.47	132.56
SNL US Bank $1B-$5B	100.00	143.87	153.37	134.37	163.35	138.81

On December 31, 2020, the last reported sale price of the Company's common stock was $15.87.

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

Issuer Purchases of Equity Securities

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may repurchase in open market or privately negotiated transactions up to five (5%) percent of its common stock outstanding on the date of approval of the stock repurchase program, which limitations will be adjusted for any future stock dividends. The Company's common stock repurchase program covers a maximum of 396,141 shares of common stock of the Company, representing 5% of the outstanding common stock of the Company on January 21, 2016, as adjusted for subsequent common stock dividends. There were no repurchases under the plan during 2020. For the year ended December 31, 2020, the Company withheld 14,411 shares of common stock in connection with the vesting of restricted stock awards to satisfy applicable tax withholding obligations.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
October 1, 2020	October 31, 2020	—	$—	—	394,141
November 1, 2020	November 30, 2020	—	—	—	394,141
December 1, 2020	December 31, 2020	—	—	—	394,141
Total		—	$—	—	394,141

Unregistered Sales of Equity Securities

None.

Item 6.  Selected Financial Data

	As of and for the years ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Summary earnings:
Interest income	$69,146	$60,090	$51,473	$41,663	$39,135
Interest expense	10,643	12,754	8,041	5,498	5,158
Net interest income	58,503	47,336	43,432	36,165	33,977
Provision (credit) for loan losses	6,698	1,350	900	600	(300)
Net interest income after provision (credit) for loan losses	51,805	45,986	42,532	35,565	34,277
Non-interest income	14,643	8,237	7,918	8,240	6,922
Non-interest expense	41,755	35,549	34,085	31,006	27,291
Income before income tax expense	24,693	18,674	16,365	12,799	13,908
Income tax expense	6,607	5,040	4,317	5,871	4,623
Net income	$18,086	$13,634	12,048	$6,928	$9,285
Per share data:
Earnings per share - basic	$1.77	$1.54	$1.45	$0.86	$1.17
Earnings per share - diluted	1.76	1.53	1.4	0.83	1.14
Cash dividends declared	0.36	0.30	0.26	0.16	0.10
Book value end-of-period (1)	18.32	16.74	14.77	13.81	13.11
Basic weighted average shares outstanding	10,220,319	8,875,237	8,320,718	8,049,981	7,962,121
Common stock equivalents (dilutive)	40,646	58,234	272,791	262,803	215,318
Fully diluted weighted average shares outstanding	10,260,965	8,933,471	8,593,509	8,312,784	8,177,439
Balance sheet data (at period end):
Total assets	$1,806,909	$1,586,262	$1,177,833	$1,079,274	$1,038,213
Securities, available for sale	125,197	155,782	132,222	105,458	103,794
Securities, held to maturity	92,552	76,620	79,572	110,267	126,810
Total loans	1,433,706	1,216,028	883,164	789,906	724,808
Allowance for loan losses	(15,641)	(9,271)	(8,402)	(8,013)	(7,494)
Total deposits	1,562,839	1,277,362	950,672	922,006	834,516
Shareholders' equity	187,657	170,578	127,085	111,653	104,801
Common cash dividends	3,676	2,593	2,120	1,289	800
Selected performance ratios:
Return on average total assets	1.05%	1.06%	1.06%	0.67%	0.93%
Return on average shareholders' equity	10.20%	9.87%	10.11%	6.36%	9.21%
Dividend payout ratio (2)	20.33%	19.02%	17.60%	18.61%	0.0862
Net interest margin	3.71%	4.00%	4.09%	3.81%	3.70%
Non-interest income to average assets	0.85%	0.64%	0.70%	0.80%	0.69%
Non-interest expenses to average assets	2.43%	2.77%	3.00%	3.01%	2.72%

Non-performing loans to total loans	1.20%	0.37%	0.75%	0.90%	0.72%
Non-performing assets to total assets	0.96%	0.32%	0.77%	0.66%	0.52%
Allowance for loan losses to non-performing loans	90.77%	206.16%	127.69%	112.64%	144.17%
Allowance for loan losses to total loans	1.09%	0.76%	0.95%	1.01%	1.03%
Net recoveries (charge-offs) to average loans	(0.02)%	(0.05)%	(0.06)%	(0.01)%	0.03%

	As of and for the years ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Liquidity and capital ratios:
Average loans to average deposits	92.30%	90.64%	87.28%	81.8%	84.58%
Total shareholders' equity to total assets	10.39%	10.75%	10.79%	10.35%	10.09%
Total capital to risk-weighted assets	12.16%	11.69%	13.17%	12.84%	13.24%
Tier 1 capital to risk-weighted assets	11.12%	11.01%	12.39%	12.02%	12.41%
Common equity tier 1 capital ratio to risk-weighted assets	9.92%	9.70%	10.72%	10.19%	10.4%
Tier 1 leverage ratio	9.41%	10.56%	11.73%	11.23%	10.93%
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

The Company, which was incorporated in 1999, is the parent holding company for 1ST Constitution Bank, a commercial bank formed in 1989 that provides a wide range of financial services to consumers, businesses and government entities. The Bank's branch network primarily serves central and coastal New Jersey and offers consumer and business banking products delivered through a network of well-trained staff dedicated to a positive client experience and enhancing shareholder value. Much of the Company's lending activity is in northern, central and coastal New Jersey and the New York metropolitan area. For purposes of the discussion below, 1ST Constitution Capital Trust II (Trust II), a subsidiary of the Company, is not included in the Company's consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary.

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

COVID-19 Impact and Response

The sudden emergence of the COVID-19 global pandemic in the first quarter of 2020 created widespread uncertainty, social and economic disruption, highly volatile financial markets and unprecedented increases in unemployment levels in a short period of time. Mandated business and school closures, restrictions on travel and social distancing have resulted in almost all businesses and employees being adversely impacted, including those located in the Bank’s primary market areas of northern and central New Jersey, communities along the New Jersey shore, and the New York City metropolitan area. As a result of the COVID-19 pandemic and the ensuing economic disruption and uncertainty, it is not possible to determine the overall impact of the pandemic on the Company’s business. To the extent that customers are not able to fulfill their contractual obligations, the Company’s business operations, asset valuations, financial condition, cash flows and results of operations could be materially adversely impacted. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, deferred tax assets, or other real estate owned ("OREO").

The ultimate impact of the COVID-19 pandemic on the businesses and the people in the communities that the Bank serves and on the Company’s operations and financial performance will depend on future developments related to the duration, extent and severity of the pandemic; the length of time that restrictions on travel and gatherings, capacity and other operational limitations or closures imposed on or by businesses and schools, and social distancing measures remain in place; the efficacy of the COVID-19 vaccines and the timing and the widespread distribution of such vaccines; and the enactment of further legislation or the adoption of policies designed to deliver monetary aid and other relief to borrowers, including but not limited to federal stimulus, forbearance or Federal Reserve monetary policy. In addition, the Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could further negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could be adversely impacted if key personnel or a significant number of employees were unable to work due to illness or restrictions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Among other things, the CARES ACT provides relief to borrowers, including the option to defer loan payments while not affecting their credit and access to additional credit through the Small Business Administration (“SBA”) Pay Check Protection Program (“PPP”).

The CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of (i) December 30, 2020 or (ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision as of March 31, 2020.

The Economic Aid to Hard Hit Small Business, Not for Profits and Venues Act (“Economic Aid Act”) was enacted in December 2020 in further response to the coronavirus pandemic. Among other things, the Economic Aid Act expanded the scope of the PPP and extended the relief from ASC 310-40 to loan modifications made between January 1, 2021 and the earlier of (i) December 30, 2021 or (ii) 60 days after the President declares a termination of the COVID-19 national emergency that were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision as of December 31, 2020.

Since the first quarter of 2020, the Company took several actions in response to the sudden emergence of the COVID-19 global pandemic. The health, safety and well-being of our employees and customers continued to be the primary concern and protective measures described below were implemented. In addition, the Company worked with customers impacted by the economic disruption.

To protect our employees and customers we:
•Initially adjusted branch hours and temporarily closed our branch lobbies to customers, except on an appointment only basis, and permitted staff to work remotely where feasible. However, in mid-June we re-opened the interior access to all of our branch offices to customers.
•Continued to service our customers through drive-up facilities, ATMs and our robust technology capabilities that allow customers to execute transactions and apply for residential mortgage loans through our website www.momentummortgage.com utilizing their mobile devices and computers.
•Provided our employees with personal protective equipment, including masks, gloves and hand sanitizer.
•Installed social distancing markers and protective shields and partitions in branch offices, and required customers entering our locations to wear face coverings.
•Beginning in the first quarter of 2021, offered paid time off to employees to obtain COVID-19 vaccinations.

To support our loan and deposit customers and the communities we serve, we have taken the following actions:
•We continue to provide access to additional credit and forbearance on loan interest and or principal payments for up to 90 days where management has determined that it is warranted. During 2020, $149.3 million of loans ($140.9 million of commercial loans and $8.4 million of consumer loans) were modified to provide deferral of interest and or principal by borrowers for up to 90 days. As of December 31, 2020, all loans that had previously received deferrals were no longer deferred, except that one commercial real estate loan with a balance of $6.0 million received an additional deferral of principal payments up to 90 days and two commercial real estate loans totaling $4.6 million were placed on nonaccrual status in the third quarter of 2020.
•As a long-standing SBA preferred lender, we are actively participating in the SBA’s PPP lending program established under the CARES Act. As of December 31, 2020, we funded 467 SBA PPP loans totaling $75.6 million, $15.8 million of which PPP loans were forgiven by the SBA.
•Among other things, the Economic Aid Act provides relief to borrowers to access additional credit through the SBA's PPP program. We are actively participating in the program and have accepted 255 applications for PPP loans totaling $33.4 million since December 31, 2020, 238 which applications, representing $30.5 million of PPP loans have been approved by the SBA. Of the total approved applications, we have funded $29.8 million of PPP loans as of March 12, 2021.
•We are participating in the Federal Reserve's PPP loan funding program and may pledge the PPP loans to collateralize a like amount of borrowings from the Federal Reserve at a favorable interest rate of 0.35% up to a two-year term.

The Company’s results of operations and net income will continue to be impacted for the foreseeable future due to the economic disruption related to the COVID-19 pandemic.
•During the year ended December 31, 2020, management significantly increased the provision for loan losses in response to the higher estimated incurred losses in the loan portfolio due to the impact of the COVID-19 pandemic. Management may further adjust the provision and allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods. For additional discussion, see below under “Provision for Loan Losses.”
•Due to the asset sensitive nature of the Company’s balance sheet, the Federal Reserve’s reduction in the targeted fed funds rate to zero to 0.25% and the concomitant decline in the prime rate to 3.25% in March 2020 caused a reduction in the average yield of loans tied to the prime rate and the overall lower market interest rate environment negatively impacted the net interest margin. The net interest margin was also impacted by the funding of the SBA PPP loans with a 1% interest yield, which will be increased by the recognition of the loan fees earned on these loans. The timing and impact to the net interest margin will be contingent on how quickly and the extent to which the SBA PPP loans become grants that are repaid by the SBA over the next two years. The net interest margin and net interest income may decline in future periods if the Company cannot reduce the cost of interest-bearing liabilities at the same time and to the same extent as the decline in the average yield of assets.

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

During the year ended December 31, 2020, management significantly increased the provision for loan losses in response to the higher estimated incurred losses in the loan portfolio due to the impact of the COVID-19 pandemic. Management may further adjust the provision and allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods. For additional discussion, see below under “Provision for Loan Losses.”

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company considers its determination of the allowance for loan losses, the valuation of foreclosed real estate, the valuation of its investment portfolio, the valuation of deferred tax assets and goodwill impairment to be critical accounting policies. Note 1 to the Company’s Consolidated Financial Statements for the years ended December 31, 2020 and 2019 contains a summary of the Company’s critical accounting policies.

Allowance for Loan Losses

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

The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, after giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans and current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected in the event that real estate values decline or the Company’s primary market area of northern, central and coastal New Jersey and the New York City metropolitan area experiences adverse economic conditions. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control, including the duration of the COVID-19 pandemic and the impact of national and local government responsive measures and monetary and fiscal response.

Valuation of Other Real Estate Owned (“OREO”)

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

Valuation of the Investment Portfolio

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

Valuation of Deferred Tax Assets

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

Goodwill Impairment

The Company evaluates its goodwill for impairment on an annual basis, or more often if there is a triggering event which indicates that there is an impairment. In completing its impairment testing the Company identified a single reporting unit and the $34.7 million of goodwill at December 31, 2020 was assigned to the single reporting unit.

As a result of the COVID-19 pandemic and a broad decline in the market values of all banking company stocks, the market price of the Company's common stock and the resulting aggregate market capitalization of the Company declined. During each of the quarterly periods ended March 31, 2020 and June 30, 2020, the Company concluded that a triggering event occurred due to the decline in the Company's stock price and market capitalization as a result of the COVID-19 pandemic. In each quarterly period, management concluded that it was more likely than not that the fair value of the reporting unit exceeded the carrying value and that goodwill was not impaired. At September 30, 2020, the Company performed a quantitative impairment test of goodwill utilizing a discounted cash flow valuation methodology based upon an updated five year projection of the Company’s financial performance. A discount rate was estimated utilizing the build up method with a risk free rate, an equity risk premium and a size premium. This discount rate was applied to the projected cash flows over the five year period, which included a terminal value in year five based on a multiple of the projected cash flow in year five. The year five terminal multiple was based upon the observed average market price to earnings multiple for the trailing last twelve months of earnings for companies included in the SNL US Bank Index at September 30, 2020. This multiple does not include a control premium. This estimated fair value exceeded the carrying value of shareholders’ equity at September 30, 2020 by 10.3%.

On the basis of the evaluation of goodwill, management concluded that it was more likely than not that the fair value of the reporting unit exceeded the carrying value of the reporting unit. Accordingly, goodwill was not impaired and no impairment charges were recorded as a result of Company's interim and annual testing of goodwill for impairment. The Company estimates the fair value of its reporting unit using the income approach.

If the Company’s common stock price is below the Company’s book value per common share in future periods, the Company will continue to evaluate goodwill for impairment on a quarterly basis. Changes in economic conditions, actual loan losses at levels higher than projected, changes in market interest rates and changes in discount rates and valuation multiples may affect the Company’s financial projections and valuation. The Company may determine that goodwill becomes impaired in a future period and a portion or all of the goodwill may be written off. Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statement of income in the period in which the impairment was determined. No assurance can be given that future impairment tests will not result in a charge to earnings. See Note 9 – "Goodwill and Intangible Assets" - for additional information.

Earnings Summary

2020 compared to 2019

The Company reported net income of $18.1 million for the year ended December 31, 2020 compared to net income of $13.6 million for the year ended December 31, 2019. Diluted earnings per share were $1.76 for the year ended December 31, 2020 compared to diluted earnings per share of $1.53 for the year ended December 31, 2019. For the year ended December 31, 2020, net income increased $4.5 million, or 32.7%, and net income per diluted share increased $0.23, or 15.0%.

Adjusted net income, which excludes the after-tax effect of merger-related expenses, for the year ended December 31, 2020 was $18.1 million, or $1.77 per diluted share, compared to adjusted net income of $15.0 million, or $1.68 per diluted share, for the year ended December 31, 2019. Adjusted net income for 2020 increased $3.2 million or 21.1% compared to adjusted net income for 2019. The increase was due primarily to an increase of $11.2 million in net interest income and an increase of $6.4 million in non-interest income, which was partially offset by an increase of $5.3 million in the provision for loan losses and an increase of $7.9 million in non-interest expense, excluding merger-related expenses.

Return on average total assets (“ROAA”) and return on average shareholders' equity (“ROAE”) were 1.05% and 10.20%, respectively, for the year ended December 31, 2020 compared to 1.06% and 9.87%, respectively, for the year ended December 31, 2019. Adjusted ROAA and adjusted ROAE, each of which excludes the expenses related to the Shore Merger in 2019, were 1.06% and 10.23%, respectively, for the year ended December 31, 2020 compared to 1.17% and 10.84%, respectively, for the year ended December 31, 2019.

Adjusted net income, adjusted net income per diluted share, adjusted ROAA and adjusted ROAE are non-GAAP financial measures. Each of these non-GAAP financial measures is the same as the corresponding GAAP measure, except that it excludes the after-tax effect of merger-related expenses from the Shore Merger in 2020 and 2019 and the NJCB Merger in 2018. These non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s GAAP financial results. Management believes that the presentation of these non-GAAP financial measures of the Company may be helpful to readers in understanding the Company’s financial performance when comparing the Company’s financial statements for the years ended December 31, 2020, 2019 and 2018 because these non-GAAP financial measures present the Company’s financial performance excluding the financial impact of the merger-related expenses related to the Shore Merger in 2019 and the NJCB Merger in 2018.

The table below shows the major components of net income for the years ended December 31, 2020 and 2019 and a reconciliation of the non-GAAP measures to reported net income discussed above.

				Change in
(Dollars in thousands)	2020		2019	$	%
Net interest income	$58,503		$47,336	$11,167	23.6%
Provision for loan losses	6,698		1,350	5,348	396.1%
Non-interest income	14,643		8,237	6,406	77.8%
Non-interest expense	41,755		35,549	6,206	17.5%
Net income before income taxes	24,693		18,674	6,019	32.2%
Income taxes	6,607		5,040	1,567	31.1%
Net income	18,086		13,634	4,452	32.7%
Adjustments:
Merger-related expenses	64		1,730	(1,666)	(96.3)%
Income tax effect of adjustments	(19)		(394)	375	(95.2)%
Total adjustments	45	45000	1,336	(1,291)	(96.63)%
Adjusted net income	$18,131		$14,970	$3,161	21.1%

Earnings per common share:
Basic, as reported	$1.77		$1.54	$0.23	14.9%
Adjustments	—		0.15	(0.15)	(100.0)%
Basic, as adjusted	$1.77		$1.69	$0.08	4.7%

Diluted, as reported	$1.76		$1.53	$0.23	15.0%
Adjustments	0.01		0.15	(0.14)	(93.3)%
Diluted, as adjusted	$1.77		$1.68	$0.09	5.4%

Return on average total assets:
As reported	1.05%		1.06%

Adjusted net income	$18,131		$14,970
Average assets	1,716,202		1,283,302
As adjusted	1.06%		1.17%
Return on average shareholders' equity:
As reported	10.20%		9.87%

Adjusted net income	$18,131		$14,970
Average shareholders' equity	177,318		138,101
As adjusted	10.23%		10.84%

2019 compared to 2018

The Company reported net income of $13.6 million for the year ended December 31, 2019 compared to net income of $12.0 million for the year ended December 31, 2018. Diluted earnings per share were $1.53 for the year ended December 31, 2019 compared to diluted earnings per share of $1.40 for the year ended December 31, 2018. For the year ended December 31, 2019, net income increased $1.6 million, or 13.2%, and net income per diluted share increased $0.13 or 9.3%.

On November 8, 2019, the Company completed the Shore Merger. As a result of the Shore Merger, merger-related expenses of $1.7 million were incurred and the after-tax effect of the merger-related expenses reduced net income for the year ended December 31, 2019 by $1.3 million. The acquisition method of accounting for the business combination resulted in the recognition of goodwill of $22.8 million. A core deposit intangible of $1.5 million and a fair value credit risk discount of $3.6 million applicable to loans were also recorded.

Adjusted net income, which excludes the after-tax effect of merger-related expenses and the gain from bargain purchase, for the year ended December 31, 2019 was $15.0 million, or $1.68 per diluted share, compared to adjusted net income of $13.4 million, or $1.56 per diluted share, for the year ended December 31, 2018. Adjusted net income for 2019 increased $1.6 million or 12.0% compared to adjusted net income for 2018. The increase was due primarily to an increase of $3.9 million in net interest income and an increase of $319,000 in non-interest income, which was partially offset by an increase of $450,000 in the provision for loan losses and an increase of $1.9 million in non-interest expense. The Shore Merger, excluding merger-related expenses, contributed $682,000 to the net income and adjusted net income for the year ended December 31, 2019.

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

			Change in
(Dollars in thousands)	2019	2018	$	%
Net interest income	$47,336	$43,432	$3,904	9.0%
Provision for loan losses	1,350	900	450	50.0%
Non-interest income	8,237	7,918	319	4.0%
Non-interest expense	35,549	34,085	1,464	4.3%
Net income before income taxes	18,674	16,365	2,309	14.1%
Income taxes	5,040	4,317	723	16.7%
Net income	13,634	12,048	1,586	13.2%
Adjustments:
Revaluation of deferred tax assets	—	(28)	28	N.M.
Merger-related expenses	1,730	2,141	(411)	(19.2)%
Gain from bargain purchase	—	(230)	230	N.M.
Income tax effect of adjustments	(394)	(568)	174	(30.6)%
Total adjustments	1,336	1,315	21	1.6%
Adjusted net income	$14,970	$13,363	$1,607	12.0%

Earnings per common share:
Basic, as reported	$1.54	$1.45	$0.09	6.2%
Adjustments	0.15	0.16	(0.01)	(6.3)%
Basic, as adjusted	$1.69	$1.61	$0.08	5.0%

Diluted, as reported	$1.53	$1.40	$0.13	9.3%
Adjustments	0.15	0.16	(0.01)	(6.3)%
Diluted, as adjusted	$1.68	$1.56	$0.12	7.7%

Return on average total assets:
As reported	1.06%	1.06%

Adjusted net income	$14,970	$13,363
Average assets	1,283,302	1,137,768
As adjusted	1.17%	1.17%
Return on average shareholders' equity:
As reported	9.87%	10.11%

Adjusted net income	$14,970	$13,363
Average shareholders' equity	138,101	119,212
As adjusted	10.84%	11.21%

Net Interest Income and Net Interest Margin

Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans, investment securities and other earning assets and interest paid on deposits and borrowed funds. This component represented 80%, 85% and 85% of the Company’s net revenues (net interest income plus non-interest income) for the years ended December 31, 2020, 2019 and 2018, respectively. Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities ("net interest spread") and the relative amounts of average earning assets and average interest-bearing liabilities. The Company's net interest spread is affected by the monetary policy of the Federal Reserve Board, and regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows as well as general levels of non-performing assets.

The following table summarizes the Company's net interest income and related spread and margin for the periods indicated:

	Years ended December 31,
(Dollars in thousands)	2020	2019	2018
Net interest income	$58,503	$47,336	$43,432
Interest rate spread	3.44%	3.65%	3.81%
Net interest margin	3.71%	4.00%	4.09%

The following tables compare the Company’s consolidated average balance sheets, interest income and expense, net interest spreads and net interest margins for the years ended December 31, 2020, 2019 and 2018 (on a fully tax-equivalent basis). The average rates are derived by dividing interest income and expense by the average balance of assets and liabilities, respectively.

	December 31, 2020
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Federal funds sold/short term investments	$23,478	$107	0.46%
Investment securities:
Taxable	156,464	3,289	2.10
Tax-exempt (1)	79,581	2,459	3.09
Total investment securities	236,045	5,748	2.43
Loans: (2)
Commercial real estate	596,978	31,184	5.14
Mortgage warehouse lines	273,286	11,269	4.12
Construction	137,190	7,686	5.60
Commercial business	139,913	6,164	4.41
SBA PPP loans	50,042	1,542	3.08
Residential real estate	89,509	4,130	4.54
Loans to individuals	28,052	1,289	4.52
Loans held for sale	18,216	507	2.78
All other loans	801	37	4.54
Deferred (fees) costs, net	(657)	—	N/A
Total loans	1,333,330	63,808	4.79
Total interest-earning assets	1,592,853	69,663	4.37%
Non-interest-earning assets:
Allowance for loan losses	(11,680)
Cash and due from banks	12,158
Other assets	122,871
Total non-interesting-earning assets	123,349
Total assets	$1,716,202
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$425,446	$2,420	0.57%
Savings accounts	286,149	2,049	0.72
Certificates of deposit	362,633	5,512	1.52
Federal Reserve Bank PPPLF borrowings	15,344	54	0.35
Short-term borrowings	30,567	174	0.57
Redeemable subordinated debentures	18,557	434	2.30
Total interest-bearing liabilities	1,138,696	10,643	0.93%
Non-interest-bearing liabilities:
Demand deposits	370,323
Other liabilities	29,865
Total non-interest-bearing liabilities	400,188
Shareholders' equity	177,318
Total liabilities and shareholders' equity	$1,716,202
Net interest spread (3)			3.44%
Net interest income and margin (4)		$59,020	3.71%
(1)Tax-equivalent basis, using 21% federal tax rate in 2020.
(2)Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income and the average balance of loans held for sale.
(3)The net interest spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(4)The net interest margin is equal to net interest income divided by average interest earning assets.

	December 31, 2019
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Federal funds sold/short term investments	$8,142	$176	2.16%
Investment securities:
Taxable	163,415	4,710	2.88
Tax-exempt (1)	57,005	2,110	3.70
Total investment securities	220,420	6,820	3.09
Loans: (2)
Commercial real estate	426,929	22,129	5.11
Mortgage warehouse lines	174,151	9,543	5.48
Construction	156,467	10,576	6.76
Commercial business	121,985	7,295	5.98
Residential real estate	56,745	2,591	4.50
Loans to individuals	23,312	1,195	5.06
Loans held for sale	4,280	170	3.97
All other loans	782	38	3.57
Deferred (fees) costs, net	269	—	N/A
Total loans	964,920	53,537	5.55
Total interest-earning assets	1,193,482	60,533	5.07%
Non-interest-earning assets:
Allowance for loan losses	(8,796)
Cash and due from banks	11,729
Other assets	86,887
Total non-interesting-earning assets	89,820
Total assets	$1,283,302
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$349,663	$2,750	0.79%
Savings accounts	201,738	1,952	0.97
Certificates of deposit	286,419	6,392	2.23
Short-term borrowings	38,594	912	2.36
Redeemable subordinated debentures	18,557	748	4.03
Total interest-bearing liabilities	894,971	12,754	1.43%
Non-interest-bearing liabilities:
Demand deposits	226,701
Other liabilities	23,529
Total non-interest-bearing liabilities	250,230
Shareholders' equity	138,101
Total liabilities and shareholders' equity	$1,283,302
Net interest spread (3)			3.65%
Net interest income and margin (4)		$47,779	4.00%
(1)Tax-equivalent basis, using 21% federal tax rate in 2019.
(2)Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income and the average balance of loans held for sale.
(3)The net interest spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(4)The net interest margin is equal to net interest income divided by average interest earning assets.

	December 31, 2018
	Average		Average
(In thousands except yield/cost information)	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Federal funds sold/short term investments	$20,157	$258	1.28%
Investment securities:
Taxable	146,631	4,024	2.74
Tax-exempt (1)	74,477	2,518	3.38
Total investment securities	221,108	6,542	2.96
Loans: (2)
Commercial real estate	356,581	18,318	5.07
Mortgage warehouse lines	153,868	8,403	5.46
Construction	137,976	9,090	6.59
Commercial business	111,150	6,059	5.45
Residential real estate	46,301	2,085	4.44
Loans to individuals	23,155	1,083	4.61
Loans held for sale	2,738	123	4.49
All other loans	832	41	4.86
Deferred (fees) costs, net	365	—	N/A
Total loans	832,966	45,202	5.38
Total interest-earning assets	1,074,231	52,002	4.81%
Non-interest-earning assets:
Allowance for loan losses	(8,314)
Cash and due from banks	5,595
Other assets	66,256
Total non-interesting-earning assets	63,537
Total assets	$1,137,768
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$356,906	$1,978	0.55%
Savings accounts	203,940	1,467	0.72
Certificates of deposit	189,521	3,066	1.62
Short-term borrowings	36,612	836	2.28
Redeemable subordinated debentures	18,557	694	3.74
Total interest-bearing liabilities	805,536	8,041	1.00%
Non-interest-bearing liabilities:
Demand deposits	204,002
Other liabilities	9,018
Total non-interest-bearing liabilities	213,020
Shareholders' equity	119,212
Total liabilities and shareholders' equity	$1,137,768
Net interest spread (3)			3.81%
Net interest income and margin (4)		$43,961	4.09%
(1)Tax-equivalent basis, using 21% federal tax rate in 2018.
(2)Loan origination fees and costs are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income and the average balance of loans held for sale.
(3)The net interest spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(4)The net interest margin is equal to net interest income divided by average interest earning assets.

Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest earning assets, interest bearing liabilities, related yields and funding costs. The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Year ended 2020 compared with 2019			Year ended 2019 compared with 2018
	Due to Change in:			Due to Change in:
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Assets
Federal funds sold/short term investments	$331	$(400)	$(69)	$(154)	$72	$(82)
Investment securities:
Taxable	(200)	(1,221)	(1,421)	461	225	686
Tax-exempt(1)	835	(486)	349	(591)	183	(408)
Total investment securities	635	(1,707)	(1,072)	(130)	408	278
Loans:
Commercial real estate	8,690	365	9,055	3,564	247	3,811
Mortgage warehouse lines	5,433	(3,707)	1,726	1,108	32	1,140
Construction	(1,303)	(1,587)	(2,890)	1,218	268	1,486
Commercial business	1,072	(2,203)	(1,131)	591	645	1,236
SBA PPP loans	1,542	—	1,542	—	—	—
Residential real estate	1,474	65	1,539	464	42	506
Loans to individuals	240	(146)	94	7	105	112
Loans held for sale	553	(216)	337	69	(22)	47
All other loans	1	(2)	(1)	(5)	2	(3)
Total loans	17,702	(7,431)	10,271	7,016	1,319	8,335
Total interest income	$18,668	$(9,538)	$9,130	$6,732	$1,799	$8,531
Liabilities
Money market and NOW accounts	599	(929)	(330)	(40)	812	772
Savings accounts	819	(722)	97	(16)	501	485
Certificates of deposit	1,700	(2,580)	(880)	1,568	1,758	3,326
Federal Reserve Bank PPPLF borrowings	54	—	54	—	—	—
Short-term borrowings	(189)	(549)	(738)	45	31	76
Redeemable subordinated debentures	—	(314)	(314)	—	54	54
Total interest expense	2,983	(5,094)	(2,111)	1,557	3,156	4,713
Net interest income	$15,685	$(4,444)	$11,241	$5,175	$(1,357)	$3,818
(1)Tax-equivalent basis, using 21% federal tax rate in 2020 and 2019.

2020 compared to 2019

For the year ended December 31, 2020, the Company's net interest income, on a fully tax-equivalent basis, increased by $11.2 million, or 23.5%, to $59.0 million compared to $47.8 million for the year ended December 31, 2019. This increase was due primarily to an increase in average interest-earning assets and a decrease in interest expense on average interest-bearing liabilities.

Average interest-earning assets were $1.6 billion with a yield of 4.37% for 2020 compared to average interest-earning assets of $1.2 billion with a yield of 5.07% for 2019. The tax-equivalent yield on average interest-earning assets for the year ended December 31, 2020 declined 70 basis points to 4.37%, due primarily to the decline in market interest rates beginning in the third quarter of 2019 and continuing throughout 2020. The Federal Reserve reduced the targeted federal funds rate 50 basis points in the third quarter of 2019, 25 basis points in the fourth quarter of 2019 and, in response to the COVID-19 pandemic, further reduced the targeted federal funds rate by 150 basis points in March 2020. The prime rate was 5.00% at September 30, 2019. As a result of the reductions in the targeted federal funds rate in 2019, the prime rate declined to 4.75% in October 2019 and declined further to 3.25% in March 2020.The generally lower interest rate environment during 2020 compared to 2019 had a negative effect on the yields of mortgage warehouse lines, construction, commercial business and home equity loans. The

Bank had approximately $570.5 million of loans with an interest rate tied to the prime rate and approximately $47.5 million of loans with an interest rate tied to 1- or 3-month LIBOR.

For the year ended December 31, 2020, interest income on interest earning assets increased by $9.1 million on a tax-equivalent basis and interest income on average loans increased by $10.3 million as the average total loans increased $368.4 million year over year, reflecting growth in all segments of the loan portfolio except construction loans and included $50.0 million in average SBA PPP loans. Interest income on average investment securities declined $1.1 million year over year despite an increase of $15.6 million in average investment securities as a result of a 66 basis points reduction in tax-equivalent yield on average investment securities.

Interest expense on average interest-bearing liabilities was $10.6 million, or 0.93%, for the year ended December 31, 2020 compared to $12.8 million, or 1.43%, for the year ended December 31, 2019. Despite an increase of $243.7 million in average interest-bearing liabilities year over year, interest expense declined $2.1 million due primarily to the decline in interest rates paid on deposits, borrowings and the redeemable subordinated debentures beginning in the third quarter of 2019 and continuing through 2020.

During the year ended December 31, 2020, average interest-bearing liabilities increased $243.7 million to $1.1 billion, reflecting growth in all segments of the average interest-bearing liabilities except short-term borrowings and redeemable subordinated debentures, and included $15.3 million in borrowings through the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility (" PPPLF").

The net interest margin on a tax equivalent basis was 3.71% for 2020 compared to 4.00% for 2019 representing a decline of 29 basis points due primarily to the sharp reduction in market interest rates and a significantly lower interest rate environment beginning in the third quarter of 2019 and continuing throughout 2020. The yield of interest earning assets declined 70 basis points and the interest cost of interest-bearing liabilities declined 50 basis points, which caused the net interest margin to decline. In general, due to the Bank’s asset sensitive interest rate risk position, in a declining interest rate environment the yield of interest-earning assets will decline more than the interest cost interest of interest-bearing liabilities over the near term. Management took actions beginning in the second half of 2019 and continuing throughout 2020 to reduce the asset sensitivity of the Bank’s interest rate risk position by originating short-term certificates of deposit and utilizing overnight FHLB borrowings and will continue to monitor and adjust the interest rate risk position of the Bank and adjust the interest rates paid on deposits to reflect the then current interest rate environment and competitive factors.

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

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, nonaccrual loans and problem loans as identified through internal classifications, collateral values and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions.

As a result of the economic and social disruption caused by the COVID-19 pandemic, during 2020, management reviewed construction, commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days with special emphasis on the hotel and restaurant-food service industries as most likely to be adversely impacted by the economic disruption caused by the pandemic. Prior to March 2020, when the impacts of the COVID-19 pandemic began to be realized, the general economic environment in New Jersey and the New York City metropolitan area had been positive with stable and expanding economic activity, and the Company had generally experienced stable loan credit quality over the past five years.

2020 compared to 2019

The Company recorded a provision for loan losses of $6.7 million for the year ended December 31, 2020 compared to a provision of $1.4 million for the year ended December 31, 2019. The significant increase of $5.3 million in the provision for loan losses for the year ended December 31, 2020 was to reserve for the estimated increase in incurred loan losses due primarily to the economic disruption caused by the COVID-19 pandemic. The principal components of the increase were: a provision of approximately $2.0 million to increase specific reserves; a provision of approximately $765,000, which reflected an increase in the qualitative factors for national and local economic conditions due to the weaker economic operating environment; a provision of $725,000 for an increase in the qualitative factors attributed to the modification of loans and deferral of principal and or interest on $149.3 million of loans; and an $850,000 provision related to the down-grade of the credit ratings on certain loans. The higher provision also reflects, to a lesser extent, the growth and change in mix of the loan portfolio. For 2020, net charge-offs were $328,000 compared to net charge-offs of $481,000 for 2019. The allowance for loan losses at December 31, 2020 and 2019 totaled $15.6 million and $9.3 million, respectively.

At December 31, 2020, non-performing loans totaled $17.2 million compared to $4.5 million at December 31, 2019, representing an increase of $12.7 million and the ratio of non-performing loans to total loans increased to 1.20% at December 31, 2020 from 0.37% at December 31, 2019.

2019 compared to 2018

The Company recorded a provision for loan losses of $1.4 million for the year ended December 31, 2019 compared to a provision of $900,000 for the year ended December 31, 2018. For 2019, net charge-offs were $481,000 compared to net charge-offs of $511,000 for 2018. The allowance for loan losses at December 31, 2019 and 2018 totaled $9.3 million and $8.4 million, respectively. The increase in the provision for loan losses for 2019 was primarily attributable to the growth in commercial real estate and mortgage warehouse loans.
.
At December 31, 2019, non-performing loans totaled $4.5 million compared to $6.6 million at December 31, 2018, representing a decrease of $2.1 million, or 31.7%, and the ratio of non-performing loans to total loans decreased to 0.37% at December 31, 2019 from 0.75% at December 31, 2018.

Non-Interest Income

2020 compared to 2019

Total non-interest income for the year ended December 31, 2020 increased $6.4 million to $14.6 million from $8.2 million for the year ended December 31, 2019. This revenue component represented 20% and 15% of the Company’s net revenues for the years ended December 31, 2020 and 2019, respectively. The increase in non-interest income was due primarily to an increase in gain on sales of loans.

Service charges on deposit accounts decreased to $601,000 for the year ended December 31, 2020 from $663,000 for the year ended December 31, 2019, due primarily to lower overdraft fees.

Gain on sales of loans held for sale increased $5.3 million to $10.2 million for the year ended December 31, 2020 compared to $4.9 million for the year ended December 31, 2019. The Company sells both residential mortgage loans and portions of commercial business loans guaranteed by the SBA in the secondary market.

During the year ended December 31, 2020, residential mortgage banking operations originated approximately $351.2 million of residential mortgages, sold $321.7 million of residential mortgages and recorded $9.5 million of gain on sales of loans compared to $148.3 million of residential mortgages originated, $132.2 million of residential mortgage loans sold and $3.9 million of gain on sales of loans recorded for the year ended December 31, 2019. The residential mortgage loan pipeline was $42.5 million at December 31, 2020. Management believes that the increase in residential mortgage loans originated and sold in 2020 was due primarily to increased residential mortgage refinancing activity as a result of significantly lower mortgage interest rates in 2020 compared to 2019.

In 2020, SBA loan sales, excluding SBA PPP loans, were $8.5 million and gain on sales of loans of $747,000 was recorded compared to $11.7 million of SBA loans sold and gain on sales of loans of $930,000 recorded in 2019. SBA guaranteed commercial lending activity and loan sales vary from period to period based on customer demand.

Non-interest income also includes income from Bank-owned life insurance (“BOLI”), which totaled $818,000 for the year ended December 31, 2020 compared to $623,000 for the year ended December 31, 2019. The increase was due primarily to an increase in BOLI resulting from the Shore Merger in 2019.

Other income increased $857,000 to $2.9 million for the year ended December 31, 2020 compared to $2.0 million for the year ended December 31, 2019, which included a $101,000 loss on sale of OREO. Excluding the loss on sale of OREO, other income increased $756,000 due primarily to a $200,000 increase in debit card interchange fees, interest rate swap fees of $201,000, $54,000 of fees and reimbursed expenses related to the resolution of nonperforming loans, an expired loan commitment fee of $59,000, a recovery of $44,000 of principal on a previously impaired investment security, gain on the sale of OREO of $75,000 and general increases in other income components.

2019 compared to 2018

Total non-interest income for the year ended December 31, 2019 increased $319,000 to $8.2 million from $7.9 million for the year ended December 31, 2018. This revenue component represented 15% of the Company’s net revenues for the years ended December 31, 2019 and 2018.

Service charges on deposit accounts increased $25,000 to $663,000 for the year ended December 31, 2019 compared to $638,000 for the year ended December 31, 2018 due in part to the increase in deposit accounts as a result of the Shore Merger.

Gain on sales of loans held for sale increased $410,000 to $4.9 million for the year ended December 31, 2019 compared to $4.5 million for the year ended December 31, 2018. The Company sells both residential mortgage loans and portions of commercial business loans guaranteed by the SBA in the secondary market.

Gain on the sale of residential mortgage loans were $3.9 million in 2019 compared to $2.6 million in 2018. In 2019, $132.2 million of residential mortgage loans were sold compared to $89.1 million in 2018. The increase in residential mortgage loans sold was due primarily to higher residential mortgage lending activity during 2019 compared to 2018 due in part to a higher level of refinancing activity.

In 2019, $11.7 million of SBA loans were sold and generated net gains of $930,000 compared to SBA loans sold and net gains of $23.3 million and $1.9 million, respectively, in 2018. SBA guaranteed commercial lending activity and loan sales vary from period to period based on customer demand.

Non-interest income also includes income from BOLI, which totaled $623,000 for the year ended December 31, 2019 compared to $575,000 for the year ended December 31, 2018. The increase was due primarily to a $7.2 million increase in BOLI resulting from the Shore Merger.

The Company also generates non-interest income from a variety of fee-based services. These include safe deposit box rentals, wire transfer service fees, loan servicing fees and ATM fees for non-Bank customers. The other income component of non-interest income was $2.0 million for the years ended December 31, 2019 and 2018.

Non-Interest Expenses

The following table presents the major components of non-interest expense:

	Year ended December 31,
(In thousands)	2020	2019	2018
Salaries and employee benefits	$26,681	$21,304	$19,853
Occupancy expense	4,776	4,100	3,623
Data processing expenses	1,871	1,507	1,332
Equipment expense	1,640	1,286	1,175
Marketing	124	302	280
Telephone	506	400	391
Regulatory, professional and consulting fees	2,025	1,806	1,713
Insurance	441	391	375
Merger-related expenses	64	1,730	2,141
FDIC insurance expense	816	154	486
Other real estate owned expenses	72	171	158
Amortization of intangible assets	390	140	318
Supplies	339	275	294
Other expenses	2,010	1,983	1,946
Total	$41,755	$35,549	$34,085
2020 compared to 2019

Non-interest expenses were $41.8 million for the year ended December 31, 2020 compared to $35.5 million for the year ended December 31, 2019, which included merger-related expenses of $1.7 million. Excluding the merger-related expenses, non-interest expenses increased $7.9 million, due primarily to $2.9 million in higher commissions related to the origination of residential mortgages for sale and $4.1 million of expenses related to the inclusion of the former Shore operations and general increases year-over-year due to the growth of the Company.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $5.4 million, or 25.2%, to $26.7 million for the year ended December 31, 2020 compared to $21.3 million for the year ended December 31, 2019 due primarily to a $2.9 million increase in commissions paid as a result of the higher level of residential mortgage lending activity, salaries for former Shore employees of $1.8 million who joined the Company following the Shore Merger in November 2019, $150,000 in temporary staffing costs, $107,000 in special bonus compensation paid to all employees, merit increases and increases in employee benefit expenses. At December 31, 2020, there were 211 full-time equivalent employees compared to 218 full-time equivalent employees at December 31, 2019.

Occupancy expense totaled $4.8 million in 2020 compared to $4.1 million in 2019, representing an increase of $676,000, or 16.5%, due primarily to the addition of the five former Shore branch offices, one of which was closed in December 2020 after termination of the lease.

The cost of data processing services increased $364,000 to $1.9 million for the year ended December 31, 2020 compared to $1.5 million for the year ended December 31, 2019, due primarily to the addition of the former Shore operations and increases in loans, deposits and other customer services.

Equipment expense increased $354,000, or 27.5%, to $1.6 million for the year ended December 31, 2020 compared to $1.3 million for the year ended December 31, 2019, due primarily to additional equipment and maintenance agreements related to the inclusion of the former Shore operations..

Marketing costs decreased $178,000 to $124,000 for the year ended December 31, 2020 from $302,000 in 2019, due primarily to reduced marketing campaigns during 2020.

Telephone expenses totaled $506,000 in 2020 compared to $400,000 in 2019, representing an increase of $106,000 that was due primarily to the addition of the former Shore operations.

Regulatory, professional and consulting fees increased by $219,000 to $2.0 million for the year ended December 31, 2020 compared to $1.8 million for the year ended December 31, 2019, due primarily to general increases in legal and consulting fees related to loan collection efforts and workouts.

The Company recorded FDIC insurance expense of $816,000 for the year ended December 31, 2020 compared to $154,000 for the year ended December 31, 2019, representing an increase of $662,000, due primarily to the acquisition of Shore, the growth in assets, an increase in the FDIC assessment rate in 2020 and a credit of $193,000 that was received and applied in 2019.

Shore Merger-related expenses of $64,000 were incurred for the year ended December 31, 2020 compared to $1.7 million incurred for the year ended December 31, 2019. The 2019 merger-related expenses include legal and financial advisory fees incurred in connection with the Shore Merger.

Amortization of intangible assets increased $250,000 to $390,000 for the year ended December 31, 2020 compared to $140,000 for the year ended December 31, 2019 due primarily to the amortization of the core deposit intangible related to the Shore Merger.

2019 compared to 2018

For the year ended December 31, 2019, non-interest expenses totaled $35.5 million, an increase of $1.5 million, or 4.3%, when compared to $34.1 million for the year ended December 31, 2018. The increase in non-interest expenses included increases in salaries and employee benefit expenses, occupancy expense, data processing expenses and other expenses related to the addition of the former Shore operations, offset by a decrease in merger-related expenses and FDIC insurance expense.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased by $1.5 million, or 7.3%, to $21.3 million compared to $19.9 million for the year ended December 31, 2018 due primarily to a $585,000 increase in commissions paid as a result of the higher level of residential mortgage lending activity, salaries for former Shore employees ($298,000) who joined the Company following the Shore Merger in November 2019, salaries for former NJCB employees ($169,000) who joined the Company following the NJCB Merger in April of 2018, merit increases and increases in employee benefits expenses. Cash incentive compensation and employee health benefits increased $241,000 and $162,000, respectively, during 2019. At December 31, 2019, there were 218 full-time equivalent employees compared to 189 full-time equivalent employees at December 31, 2018.

Occupancy expense totaled $4.1 million in 2019 compared to $3.6 million in 2018, reflecting an increase of $477,000, or 13.2%, due primarily to the addition of the five former Shore branch offices ($129,000) in the fourth quarter of 2019 and the addition of two former NJCB branch offices ($123,000) in the second quarter of 2018.

For the years ended December 31, 2019 and 2018, equipment expense was $1.3 million and $1.2 million, respectively, reflecting an increase of $112,000, or 9.5%.

The cost of data processing services increased $175,000 to $1.5 million for the year ended December 31, 2019 compared to $1.3 million for the year ended December 31, 2018, due primarily to the addition of the Shore operations ($63,000) following the closing of the Shore Merger and increases in loans, deposits and other customer services.

Regulatory, professional and consulting fees increased by $93,000 to $1.8 million for the year ended December 31, 2019 compared to $1.7 million for the year ended December 31, 2018, due primarily to increases in legal and consulting fees.

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

Income Taxes

2020 compared to 2019

Income tax expense was $6.6 million for the year ended December 31, 2020, which resulted in an effective tax rate of 26.8%, compared to income tax expense of $5.0 million, which resulted in an effective tax rate of 27.0% for the year ended December 31, 2019. The higher effective tax rate for 2019 was due primarily to the effect of non-deductible merger expenses in the 2019 period.

2019 compared to 2018

The Company recorded income tax expense of $5.0 million in 2019, resulting in an effective tax rate of 27.0%, compared to income tax expense of $4.3 million in 2018, which resulted in an effective tax rate of 26.4%. The higher effective tax rate in
2019 was primarily the result of the higher amount of pre-tax income in 2019 taxed at the combined marginal federal and state statutory tax rate of 30.08% and the non-taxable gain from the bargain purchase from the NJCB Merger in 2018, which reduced the effective tax rate in 2018.

FINANCIAL CONDITION

Cash and Cash Equivalents

At December 31, 2020, cash and cash equivalents totaled $22.0 million compared to $14.8 million at December 31, 2019.

Investment Securities

 Amortized cost, gross unrealized gains and losses and the fair value by security type for the available for sale portfolio at December 31, 2020 and 2019 were as follows:

	2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasury securities and obligations of U.S. government-sponsored corporations ("GSE")	$3,437	$7	$(5)	$3,439
Residential collateralized mortgage obligations - GSE	36,282	503	(6)	36,779
Residential mortgage-backed securities - GSE	13,031	572	(6)	13,597
Obligations of state and political subdivisions	26,445	1,007	—	27,452
Corporate debt securities	20,997	465	(95)	21,367
Other debt securities	22,389	254	(80)	22,563
Total	$122,581	$2,808	$(192)	$125,197

	2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasury securities and obligations of U.S. government-sponsored corporations ("GSE")	$774	$—	$(10)	$764
Residential collateralized mortgage obligations-GSE	53,223	194	(242)	53,175
Residential mortgage backed securities – GSE	18,100	292	(5)	18,387
Obligations of state and political subdivisions	33,177	342	—	33,519
Corporate debt securities	24,716	139	(134)	24,721
Other debt securities	25,378	80	(242)	25,216
Total	$155,368	$1,047	$(633)	$155,782

Amortized cost, carrying value, gross unrealized gains and losses and the fair value by security type for the held to maturity portfolio at December 31, 2020 and 2019 were as follows:

	2020
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations – GSE	$4,640	$—	$4,640	$166	$—	$4,806
Residential mortgage backed securities - GSE	24,517	—	24,517	1,208	—	25,725
Obligations of state and political subdivisions	61,249	—	61,249	1,248	(2)	62,495
Trust preferred debt securities - pooled	648	(472)	176	405	—	581
Other debt securities	1,970	—	1,970	63	—	2,033
Total	$93,024	$(472)	$92,552	$3,090	$(2)	$95,640

	2019
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations – GSE	$5,117	$—	$5,117	$76	$(35)	$5,158
Residential mortgage backed securities - GSE	36,528	—	36,528	481	(54)	36,955
Obligations of state and political subdivisions	32,533	—	32,533	690	(25)	33,198
Trust preferred debt securities - pooled	657	(492)	165	479	—	644
Other debt securities	2,277	—	2,277	—	(9)	2,268
Total	$77,112	$(492)	$76,620	$1,726	$(123)	$78,223

The investment securities portfolio totaled $217.7 million, or 12.1% of total assets, at December 31, 2020 compared to $232.4 million, or 14.7% of total assets, at December 31, 2019. Proceeds from sales, maturities and prepayments for the year ended December 31, 2020 totaled $89.0 million while purchases of investment securities totaled $73.2 million during this period. On an average balance basis, the investment securities portfolio represented 14.8% and 18.5% of average interest-earning assets for the years ended December 31, 2020 and 2019, respectively.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more economically attractive returns. At December 31, 2020, available-for-sale securities amounted to $125.2 million, which was a decrease of $30.6 million from $155.8 million at December 31, 2019.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of December 31, 2020. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized cost	Fair Value	Yield
Available for sale
Due in one year or less	$1,024	$1,027	2.99%
Due after one year through five years	31,563	32,613	2.42
Due after five years through ten years	30,944	31,527	1.82
Due after ten years	59,050	60,030	2.00
Total	$122,581	$125,197	2.07%

(Dollars in thousands)	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$19,602	$19,655	2.01%
Due after one year through five years	6,266	6,461	3.87
Due after five years through ten years	15,484	16,199	2.85
Due after ten years	51,200	53,325	2.75
Total	$92,552	$95,640	2.69%

Proceeds from sales, maturities and prepayments of securities available for sale amounted to $59.5 million for the year ended December 31, 2020 compared to $39.1 million for the year ended December 31, 2019. At December 31, 2020, the portfolio had net unrealized gains of $2.6 million compared to net unrealized gains of $414,000 at December 31, 2019. These unrealized gains are reflected net of tax in shareholders’ equity as a component of accumulated other comprehensive income.

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity.  At December 31, 2020, securities held to maturity were $92.6 million, reflecting an increase of $15.9 million from $76.6 million at December 31, 2019.  The fair value of the held-to-maturity portfolio at December 31, 2020 was $95.6 million.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

On a quarterly basis, management evaluates each security in the portfolio with an individual unrealized loss to determine if that loss represents other-than-temporary impairment. During the fourth quarter of 2009, management determined that it was necessary, following other-than-temporary impairment requirements, to write down the cost basis of the Company’s only pooled trust preferred security. This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PreTSL XXV”)) consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000 with respect to this security.  No other-than-temporary impairment losses were recorded during 2020 and 2019. See Note 3-"Investment Securities" to the consolidated financial statements for additional information.

Loans Held for Sale

Loans held for sale at December 31, 2020 totaled $29.8 million compared to $5.9 million at December 31, 2019. The total loans originated for sale was $354.1 million and $146.8 million for 2020 and 2019, respectively. At December 31, 2020, loans held for sale consisted only of residential mortgage loans, whereas loans held for sale at December 31, 2019 consisted of residential mortgage loans and SBA loans held for sale. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA loans.

Loans

The loan portfolio, which represents the Company’s largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. The Company’s primary lending focus continues to be mortgage warehouse lines, construction loans, commercial business loans, owner-occupied commercial real estate mortgage loans and income producing commercial real estate loans. Total loans averaged $1.3 billion for the year ended December 31, 2020, representing an increase of $368.4 million, or 38.2%, compared to an average of $964.9 million for the year ended December 31, 2019. At December 31, 2020, total loans were $1.4 billion, representing an increase of $217.7 million, or 17.9%, compared to $1.2 million at December 31, 2019. The increase in total loans for 2020 includes $58.8 million of SBA PPP loans.

The average yield earned on the loan portfolio was 4.79% for the year ended December 31, 2020 compared to 5.55% for the year ended December 31, 2019, which was a decrease of 76 basis points and reflected the lower interest rate environment in 2020 compared to 2019.

The following table represents the components of the loan portfolio as of the dates indicated.

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate	$618,978	43%	$567,655	47%	$388,431	44%	$308,924	39%	$242,393	34%
Mortgage warehouse lines	388,366	27	236,672	20	154,183	17	189,412	24	216,259	30
Construction	129,245	9	148,939	12	149,387	17	136,412	17	96,035	13
Commercial business	188,728	13	139,271	11	120,590	14	92,906	12	99,650	14
Residential real estate	88,261	6	90,259	7	47,263	5	40,494	5	44,791	6
Loans to individuals	21,269	2	32,604	3	22,962	3	21,025	3	23,736	3
Other	113	—	137	—	181	—	183	—	207	—
Deferred loan (fees) costs, net	(1,254)	—	491	—	167	—	550	—	1,737	—
Total	$1,433,706	100%	$1,216,028	100%	$883,164	100%	$789,906	100%	$724,808	100%

Commercial real estate loans averaged $597.0 million for the year ended December 31, 2020, representing an increase of $170.0 million, or 39.8%, compared to the average of $426.9 million for the year ended December 31, 2019. Commercial real estate loans consist primarily of loans to businesses that are collateralized by real estate assets employed in the operation of the business (owner-occupied properties) and loans to real estate investors to finance the acquisition and/or improvement of income producing commercial properties. The average yield on commercial real estate loans was 5.14% for 2020 and 5.11% in 2019.

The Company’s Mortgage Warehouse Funding Group offers revolving lines of credit that are available to licensed mortgage banking companies (the “warehouse line of credit”). The warehouse line of credit is used by the mortgage banker to originate one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and others. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market. Interest and a transaction fee are collected by the Company at the time of repayment. The Company had outstanding mortgage warehouse lines of $388.4 million at December 31, 2020 compared to $236.7 million at December 31, 2019. During 2020 and 2019, mortgage warehouse lines averaged $273.3 million and $174.2 million, respectively, and yielded 4.12% and 5.48%, respectively. During 2020, $5.4 billion of mortgage loans were financed through our Mortgage Warehouse Funding Group compared to $3.5 billion of mortgage loans financed in 2019. The higher level of funding activity was due primarily to the lower interest rate environment in 2020 than in 2019, which resulted in an increase in refinance activity in 2020 compared to 2019.. The number of active mortgage banking customers were 37 and 38 in 2020 and 2019, respectively.

Construction loans averaged $137.2 million for the year ended December 31, 2020, representing a decrease of $19.3 million, or 12.3%, compared to the average of $156.5 million for the year ended December 31, 2019. Generally, these loans represent the financing of the construction of residential single family homes and residential condominiums for sale, multi-family properties and other income producing investment properties and usually represent a broader commercial relationship between the Company and the borrower.  Construction loans are structured to provide for advances only after work is completed and inspected by qualified professionals. The average yield on the construction loan portfolio was 5.60% for 2020 compared to 6.76% for 2019.

Commercial business loans averaged $139.9 million for the year ended December 31, 2020, representing an increase of $17.9 million, or 14.7%, compared to $122.0 million for the year ended December 31, 2019. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs.  These loans are generally secured by business assets of the commercial borrower. The average yield on the commercial business loans was 4.41% in 2020 compared to 5.98% in 2019.

Commercial business loans include SBA PPP loans, which averaged $50.0 million for the year ended December 31, 2020 with an average yield of 3.08%, which includes 1.00% related to the contractual yield on the SBA PPP loans, 1.50% related to the normal accretion of the net deferred fees and 0.58% related to the accelerated accretion of net deferred fees as a result of the loans being forgiven or paid off. The Bank is participating in the SBA PPP loan program established under the CARES Act and expanded under the Economic Aid Act. Total origination of SBA PPP loans was $75.6 million in 2020, $15.8 million of which were forgiven or repaid in 2020.

Average residential real estate loans increased $32.8 million to $89.5 million at December 31, 2020 compared to $56.7 million at December 31, 2019. The average yield on residential real estate loans was 4.54% in 2020 compared to 4.50% in 2019. Loans to individuals, which are comprised primarily of home equity loans, averaged $28.1 million during 2020 compared to $23.3 million during 2019. The average yield on loans to individuals was 4.52% in 2020 compared to 5.06% in 2019.

The following table provides information concerning the maturities and interest rate sensitivity of the loan portfolio at December 31, 2020.

	Maturity Range
(Dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial real estate	$68,868	$460,192	$89,918	$618,978
Mortgage warehouse lines	388,366	—	—	388,366
Construction	124,599	—	4,646	129,245
Commercial business	52,496	129,221	7,011	188,728
Residential real estate	24,637	32,287	31,337	88,261
Loans to individuals and other loans	19,854	474	1,054	21,382
Total	$678,820	$622,174	$133,966	$1,434,960

Fixed rate loans	$38,291	$195,821	$101,098	$335,210
Floating rate loans	640,529	426,353	32,868	1,099,750
Total	$678,820	$622,174	$133,966	$1,434,960

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on nonaccrual basis and (2) loans which are contractually past due 90 days or more as to interest or principal payments but which have not been classified as nonaccrual. Included in nonaccrual loans are loans, the terms of which have been restructured to provide a reduction or deferral of interest and/or principal because of deterioration in the financial position of the borrower and have not performed in accordance with the restructured terms. Loan payments on loans that are deferred due to COVID-19, and not deemed to be impaired, continue to accrue interest and are not presented as past due in the table below.

The Company’s policy with regard to nonaccrual loans is that, generally, loans are placed on a nonaccrual status when they are 90 days past due, unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments on loans in nonaccrual status are credited to income only if collection of principal is not in doubt.

Nonaccrual loans were $16.4 million at December 31, 2020 compared to $4.5 million at December 31, 2019. During the year ended December 31, 2020, $14.5 million of loans were placed on nonaccrual status and consisted of a participation in a construction loan with a balance of $7.5 million, $6.8 million of commercial real estate loans, a $156,000 residential loan and an $84,000 commercial business loan. During the year ended December 31, 2020, $2.7 million of non-performing loans and $1.8 million of purchased credit impaired loans were repaid.

At December 31, 2020, non-performing loans were comprised of eight commercial real estate loans totaling $7.6 million, one construction loan totaling $7.5 million, three residential mortgage loans totaling $797,000, three commercial business loans totaling $224,000 and three home equity loans totaling $274,000.

The table below sets forth non-performing assets and risk elements in the Bank's loan portfolio for the years indicated.

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non-Performing loans:
Loans 90 days or more past due and still accruing	$871	$—	$55	$—	$24
Nonaccrual loans	16,361	4,497	6,525	7,114	5,174
Total non-performing loans	17,232	4,497	6,580	7,114	5,198
Other real estate owned	92	571	2,515	—	166
Other repossessed assets	—	—	—	—	—
Total non-performing assets	17,324	5,068	9,095	7,114	5,364
Performing troubled debt restructurings	5,768	6,132	4,003	3,728	864
Performing troubled debt restructurings and total non-performing assets	$23,092	$11,200	$13,098	$10,842	$6,228

Non-performing loans to total loans	1.20%	0.37%	0.75%	0.90%	0.72%
Non-performing loans to total loans excluding warehouse lines	1.65	0.46	0.90	1.18	1.02
Non-performing assets to total assets	0.96	0.32	0.77	0.66	0.52
Non-performing assets to total assets excluding mortgage warehouse lines	1.22	0.38	0.89	0.80	0.65
Total non-performing assets and performing troubled debt restructurings to total assets	1.28	0.71	1.11	1.00	0.60

Non-performing loans to total loans increased to 1.20% at December 31, 2020 from 0.37% at December 31, 2019. Additional interest income before taxes amounting to $552,000, $318,000 and $155,000 would have been recognized in 2020, 2019 and 2018, respectively, if interest on all loans had been recorded based upon their original contract terms.

Non-performing assets increased $12.3 million to $17.3 million at December 31, 2020 from $5.1 million at December 31, 2019 and represented 0.96% of total assets at December 31, 2020 compared to 0.32% at December 31, 2019. Non-performing loans increased $12.7 million to $17.2 million at December 31, 2020 from $4.5 million at December 31, 2019. OREO decreased by $479,000 to $92,000 at December 31, 2020 compared to $571,000 at December 31, 2019. OREO at December 31, 2020 consisted of one parcel of land that was acquired in the Shore Merger.

In 2020, the Company sold six OREO properties with a carrying value of $479,000 and recognized a net gain on sale of OREO of $75,000. In 2019, the Company sold two OREO properties with a carrying value of $2.4 million and recognized a net loss on sale of OREO of $101,000.

At December 31, 2020, the Company had 10 loans totaling $5.9 million that were troubled debt restructurings. Two of these loans totaling $141,000 are included in the above table as nonaccrual loans and the remaining eight loans totaling $5.8 million are considered performing.

At December 31, 2019, the Company had 13 loans totaling $6.4 million that were troubled debt restructurings. Three of these loans totaling $345,000 are included in the above table as nonaccrual loans and the remaining nine loans totaling $6.1 million are considered performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At December 31, 2020, there were five loans acquired with evidence of deteriorated credit quality totaling $2.4 million that were not classified as non-performing loans. At December 31, 2019, there were 11 loans acquired with evidence of deteriorated credit quality totaling $4.6 million that were not classified as non-performing loans.

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

Allowance for Loan Losses and Related Provision

The allowance for loan losses is maintained at a level sufficient to absorb estimated credit losses in the loan portfolio as of the date of the financial statements. The allowance for loan losses is a valuation reserve available for losses incurred or inherent in the loan portfolio. The determination of the adequacy of the allowance for loan losses is a critical accounting policy of the Company.

The Company’s primary lending emphasis is the origination of commercial business, commercial real estate and construction loans and mortgage warehouse lines of credit. Based on the composition of the loan portfolio, the inherent primary risks are deteriorating credit quality, a decline in the economy and a decline in New Jersey and metropolitan New York City real estate market values. Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

Due to the economic disruption and uncertainty caused by the COVID-19 pandemic, the allowance for loan losses may increase in future periods as borrowers continue to be affected by the severe contraction of economic activity and the dramatic increase in unemployment. This may result in increases in loan delinquencies, downgrades of loan credit ratings and charge-offs in future periods. The allowance for loan losses may increase significantly to reflect the decline in the performance of the loan portfolio and the higher level of incurred losses.

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

•Delinquencies and nonaccruals;
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

The watch list includes loans that are assigned a rating of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans rated as doubtful are placed in nonaccrual status. Loans classified as a loss are considered uncollectible and are charged-off against the allowance for loan losses.

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

Commercial Business

The Company offers a variety of commercial loan services, including term loans, lines of credit and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements) and the purchase of equipment and machinery. Commercial business loans are granted based on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower's ability to repay commercial business loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Company takes, as collateral, a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although the Company occasionally makes commercial business loans on an unsecured basis. Generally, the Company requires personal guarantees of its commercial business loans to reduce the risks associated with such loans. Included in the commercial business loans are SBA PPP loans, which are fully guaranteed by the SBA and are therefore excluded from the allowance for loan losses.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data:

(Dollars in thousands)	2020	2019	2018	2017	2016
Balance, beginning of year	$9,271	$8,402	$8,013	$7,494	$7,560
Provision (credit) charged to operating expenses	6,698	1,350	900	600	(300)
Loans charged off:
Residential real estate loans	—	—	—	(101)	—
Commercial business and commercial real estate loans	(364)	(463)	(553)	(61)	(157)
Loans to individuals	(3)	(7)	(16)	—	—
All other loans	—	(43)	(17)	—	(1)
	(367)	(513)	(586)	(162)	(158)
Recoveries:
Commercial business and commercial real estate loans	39	26	74	64	386
Loans to individuals	—	6	1	4	6
All other loans	—	—	—	13	—
	39	32	75	81	392
Net (charge offs) recoveries	(328)	(481)	(511)	(81)	234
Balance, end of year	$15,641	$9,271	$8,402	$8,013	$7,494
Loans:
At year end	$1,433,706	$1,216,028	$883,164	$789,906	$724,808
Average during the year	1,333,330	964,920	832,966	717,010	698,436
Net(charge-offs) recoveries to average loans outstanding	(0.02)%	(0.05)%	(0.06)%	(0.01)%	0.03%
Net (charge-offs) recoveries to average loans, excluding mortgage warehouse loans	(0.03)%	(0.06)%	(0.07)%	(0.01)%	0.05%
Allowance for loan losses to:
Total loans at year end	1.09%	0.76%	0.95%	1.01%	1.03%
Total loans at year end excluding mortgage warehouse lines and related allowance	1.33%	0.84%	1.05%	1.19%	1.28%
Non-performing loans	90.77%	206.16%	127.69%	112.64%	144.17%

At December 31, 2020, the allowance for loan losses was $15.6 million compared to $9.3 million at December 31, 2019, representing an increase of $6.4 million. The allowance for loan losses is comprised of $2.1 million allocated to loans that are individually evaluated for impairment and $13.5 million allocated to loans that are collectively evaluated for impairment. The ratio of the allowance for loan losses to total loans at December 31, 2020 and 2019 was 1.09% and 0.76%, respectively. The allowance for loan losses as a percentage of non-performing loans was 90.72% at December 31, 2020 compared to 206.16% at December 31, 2019.

The allowance for loan losses increased in 2020 due primarily to a provision of $6.7 million, which reflected net charge-offs of $328,000, compared to a provision for loan losses in the amount of $1.4 million in 2019, which reflected net charge-offs of $481,000.

The higher provision for loan losses recorded for the year ended December 31, 2020, was due primarily to (i) a reserve for the estimated increase in incurred loan losses resulting from the economic and social disruption caused by the COVID-19 pandemic; (ii) the increase in the qualitative factors attributed to the modification of loans, including the deferral of principal and or interest payments and downgrades of the credit ratings on certain loans, (iii) additional provision to increase specific reserves and, (iv) to a lesser extent, the growth and change in the mix of the loan portfolio.

Management reviewed the loan portfolio at December 31, 2020 in connection with the evaluation of the adequacy of the allowance for loan losses. As part of this review, management reviewed over 90% of the $140.9 million of commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days. Loans excluded from the review had balances less than $250,000.

At December 31, 2020, the allowance for loan losses included $618,000 for loans that were rated Pass-Watch and had received a deferral. This reflects management’s previously reported determination that “Pass-Watch” credit rated loans with modifications or deferrals suggest a weaker financial strength of the borrower than “Pass” credit rated loans, thereby warranting additional reserves for loan losses than would ordinarily be reserved for “Pass-Watch” credit rated loans.

Management previously identified the hotel and restaurant-food service industries as most likely to be adversely impacted in the near-term by the economic disruption caused by the COVID-19 pandemic. At December 31, 2020 loans to hotel and restaurant-food service industries were $67.8 million and $64.0 million, respectively. Management reviewed over 99% of the hotel loans and over 96% of the restaurant-food service loans. Loans excluded from the review had balances less than $250,000.

All construction loans are closely monitored on a quarterly basis and are reviewed to assess the progress of construction relative to the plan and budget and lease-up or sales of units.

Management also reviewed loans to schools that are private educational institutions that are generally sponsored or affiliated with religious organizations. The loans totaled $26.4 million at December 31, 2020, and 97% of these loans were reviewed.

The expanded review also included $6.0 million, or over 31%, of commercial loans made under the SBA 7(a) loan program, totaling $19.3 million at December 31, 2020.

As a result of this review at December 31, 2020, loans totaling $3.9 million and $500,000 were down-graded to “Special Mention” and “Substandard,” respectively.

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

	December 31,
(Dollars in thousands)	2020			2019			2018
	Amount	ALL as a % of Loans	Loans as a % of Total Loans	Amount	ALL as a % of Loans	Loans as a % of Total Loans	Amount	ALL as a % of Loans	Loans as a % of Total Loans
Commercial real estate	$6,422	1.04%	43%	$4,524	0.80%	47%	$3,439	0.89%	44%
Commercial business	2,727	1.44	13	1,409	1.01	11	1,829	1.52	14
Construction loans	3,741	2.89	9	1,389	0.93	12	1,732	1.16	17
Residential real estate	619	0.70	6	412	0.46	7	431	0.91	5
Loans to individuals and other	125	0.59	2	185	0.57	3	148	0.64	3
Subtotal	13,634	1.30	73	7,919	0.81	80	7,579	1.09	83
Mortgage warehouse lines	1,807	0.47	27	1,083	0.46	20	731	0.47	17
Unallocated reserves	200	—	—	269	—	—	92	—	—
Total	$15,641	1.09%	100%	$9,271	0.76%	100%	$8,402	0.95%	100%

	December 31,
	2017			2016
	Amount	ALL as a % of Loans	% of Loans	Amount	ALL as a % of Loans	% of Loans
Commercial real estate	$2,949	0.95%	39%	$2,574	1.06%	34%
Commercial business	1,720	1.85	12	1,732	1.74	14
Construction loans	1,703	1.25	17	1,204	1.25	13
Residential real estate	392	0.97	5	367	0.82	6
Loans to individuals and other	114	0.54	3	112	0.47	3
Subtotal	6,878	1.15	76	5,989	1.18	70
Mortgage warehouse lines	852	0.45	24	973	0.45	30
Unallocated reserves	283	—	—	532	—	—
Total	$8,013	1.01%	100%	$7,494	1.03%	100%

Deposits

The following table sets forth the balances and contractual rates payable to our customers, by account type, as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Amount	Percent Of Total	Weighted Average Contractual Rate	Amount	Percent Of Total	Weighted Average Contractual Rate
Non-interest bearing demand	$425,210	27%	—%	$287,555	23%	—%
Interest bearing demand	441,772	29%	0.43%	393,392	31%	0.78%
Savings	334,226	21%	0.54%	259,033	20%	0.93%
Total core deposits	$1,201,208	77%	0.31%	$939,980	74%	0.58%

Certificates of deposit	$361,631	23%	0.88%	$337,382	26%	2.20%

Total	$1,562,839	100%	0.44%	$1,277,362	100%	1.01%

The following table indicates the amount of certificates of deposit by time remaining until maturity as of December 31, 2020.

(In thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Certificates of deposit of $100,000 or more	$106,445	$105,170	$37,322	$32,752	$281,689
Certificates of deposit less than $100,000	16,809	16,453	22,500	24,180	79,942
Total	$123,254	$121,623	$59,822	$56,932	$361,631

Certificates of deposit with balances over $250,000 were $45.1 million and $51.1 million as of December 31, 2020 and 2019, respectively.

The following table illustrates the components of average total deposits for the years indicated:

	2020		2019		2018
(Dollars in thousands)	Average Balance	Percentage of Total	Average Balance	Percentage of Total	Average Balance	Percentage of Total
Non-interest bearing demand	$370,323	26%	$226,701	21%	$204,002	21%
Interest bearing demand	425,446	29%	349,663	33%	356,906	38%
Savings	286,149	20%	201,738	19%	203,940	21%
Certificates of deposit	362,633	25%	286,419	27%	189,521	20%
Total	$1,444,551	100%	$1,064,521	100%	$954,369	100%

Deposits, which include demand deposits (interest bearing and non-interest bearing), savings deposits and certificates of deposit, are a fundamental and cost-effective source of funding. The flow of deposits is influenced significantly by general economic conditions, changes in market interest rates and competition. The Company offers a variety of products designed to attract and retain customers, with the Company’s primary focus on the building and expanding of long-term relationships. Deposits for the year ended December 31, 2020 averaged $1.4 billion, representing an increase of $380.0 million, or 35.7%, compared to $1.1 billion for the year ended December 31, 2019.

At December 31, 2020, total deposits were $1.6 billion, representing an increase of $285.5 million, or 22.3%, from $1.3 billion at December 31, 2019. The increase in total deposits in 2020 was due principally to an increase of $137.7 million in non-interest bearing demand deposits, an increase of $48.4 million in interest-bearing demand deposits, an increase of $75.2 million in savings accounts and an increase of $24.2 million in certificates of deposit. The average cost of the Company’s interest-bearing deposit accounts for 2020 was 0.93%, representing a decrease from the average cost of 1.32% for 2019.

Average non-interest bearing demand deposits increased by $143.6 million, or 63.4%, to $370.3 million for the year ended December 31, 2020 from $226.7 million for the year ended December 31, 2019. At December 31, 2020, non-interest bearing demand deposits totaled $425.2 million, representing an increase of $137.7 million, or 47.9%, compared to $287.6 million at December 31, 2019.  Non-interest bearing demand deposits made up 27.2% of total deposits at December 31, 2020 compared to 22.5% at December 31, 2019 and represent a stable, interest-free source of funds.

Interest-bearing demand deposits, which include interest-bearing checking accounts, money market and NOW accounts and the Company’s premier money market product, 1ST Choice account, increased by $75.8 million, or 21.7%, to an average of $425.4 million for 2020 from an average of $349.7 million for 2019. At December 31, 2020, interest-bearing demand deposits were $441.8 million compared to $393.4 million at December 31, 2019. The average cost of interest-bearing demand deposits was 0.57% for 2020 compared to 0.79% in 2019.

In 2020, the average balance of savings accounts increased by $84.4 million to $286.1 million compared to an average balance of $201.7 million in 2019. Savings accounts increased by $75.2 million, or 29.0%, to $334.2 million at December 31, 2020 from $259.0 million at December 31, 2019. The average cost of savings deposits was 0.72% for 2020 compared to 0.97% in 2019.

Average certificates of deposit at December 31, 2020 were $362.6 million, representing an increase of $76.2 million, or 26.6% from $286.4 million at December 31, 2019. At December 31, 2020, certificates of deposit totaled $361.6 million, representing an increase of $24.2 million, or 7.2%, compared to $337.4 million at December 31, 2019. The average cost of certificates of deposits decreased to 1.52% in 2020 from 2.23% in 2019.

Consistent with observed trends in the banking industry, the Company experienced a significant increase in deposits during the year ended December 31, 2020. The primary source of the growth of deposits was the increase in deposits from existing customers. However, the COVID-19 pandemic has not but could impact the Bank’s ability to increase and or retain customers’ deposits in future periods. As the pandemic continues, businesses may experience a loss of revenue and consumers may experience a reduction of income, which may in turn cause them to withdraw their funds to pay expenses or reduce their ability to increase their deposits.

Borrowings

Borrowings are comprised of Federal Home Loan Bank (“FHLB”) borrowings and overnight funds purchased and are primarily used to fund asset growth not supported by deposit generation. In April 2020, the Bank began participating in the

Federal Reserve's PPPLF, which is a liquidity and borrowing program to allow participating banks to borrow 100% of the SBA PPP loans funded through the SBA at an interest rate of 0.35% for up to two years. The average balance of short-term borrowings decreased by $8.0 million to $30.6 million for 2020 from an average balance of $38.6 million for 2019 due to a decrease in overnight borrowings in 2020. The average balance of Federal Reserve PPPLF borrowings was $15.3 million at December 31, 2020 with an average cost of 0.35%. The average cost of short-term borrowings decreased 179 basis points to 0.57% for 2020 compared to 2.36% for 2019 because of the lower short-term market interest rate environment.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $17.1 million, or 10.0%, to $187.7 million at December 31, 2020 from $170.6 million at December 31, 2019. Book value per common share was $18.32 at December 31, 2020 compared to $16.74 at December 31, 2019. The ratio of average shareholders’ equity to total average assets was 10.33% and 10.76% for 2020 and 2019, respectively. The increase in shareholders’ equity from December 31, 2019 to December 31, 2020 was due primarily to an increase of $14.4 million in retained earnings and a $1.7 million increase in accumulated other comprehensive income.

In lieu of cash dividends, the Company (and its predecessor, the Bank) declared a stock dividend every year for the years 1992 through 2012 and paid such dividends every year for the years 1993 through 2013. The Company declared two stock dividends in 2015 and did not declare a stock dividend in 2014 or 2013. The Company began declaring and paying cash dividends in September 2016 and has declared and paid a cash dividend each quarter since then. Most recently, the Company paid a cash dividend of $0.09 per share of common stock on February 26, 2021. Although the Company intends to continue to pay comparable cash dividends, the timing and the amount of the payment of future cash dividends, if any, on the Company's common shares will be at the discretion of the Company's Board of Directors and will be determined after consideration of various factors, including the level of earnings, cash requirements, regulatory capital and financial condition.

Federal banking regulations on the payment of dividends and the Company’s compliance with said regulations are discussed in Item 1 of this Form 10-K under the section titled “Restrictions on Dividends and Redemption of Stock for the Company and the Bank.”

The Company’s common stock is quoted on the Nasdaq Global Market under the symbol “FCCY.”

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the FDIC.  For information on regulatory capital, see “Capital Adequacy of the Company and the Bank” in the “Supervision and Regulation” section under Item 1. “Business” and Note 19 - "Regulatory Capital Requirements" of the Notes to Consolidated Financial Statements.

The Company believes that its shareholders’ equity and regulatory capital position are adequate to support the Company's and Bank's current strategic and operating plans for the next 12 months.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of December 31, 2020, the Bank's capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

Federal regulatory capital adequacy requirements are discussed in Item 1 of this Form 10-K under the section titled “Capital Adequacy of the Company and the Bank.”

The Company and Bank are also limited in paying dividends if they do not maintain the necessary “capital conservation buffer” as discussed in Item 1 of this Form 10-K under the sections titled “Capital Adequacy of the Company and the Bank” and “Restrictions on Dividends and Redemption of Stock for the Company and the Bank.” As of December 31, 2020, the Company and the Bank maintained the required capital conservation buffer of 2.5%.

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

The Company's and the Bank's regulatory capital ratios, excluding the impact of the capital conservation buffer, as of December 31, 2020 were as follows:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company
Common Equity Tier 1	$149,292	9.92%	$67,701	4.50%	N/A	N/A
Total capital to risk-weighted assets	182,933	12.16%	120,357	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	167,292	11.12%	90,268	6.00%	N/A	N/A
Tier 1 leverage capital	167,292	9.41%	71,105	4.00%	N/A	N/A
Bank
Common Equity Tier 1	$167,067	11.11%	$67,676	4.50%	$97,754	6.50%
Total capital to risk-weighted assets	182,708	12.15%	120,313	8.00%	150,391	10.00%
Tier 1 capital to risk-weighted assets	167,067	11.11%	90,235	6.00%	120,313	8.00%
Tier 1 leverage capital	167,067	9.40%	71,083	4.00%	88,854	5.00%

At December 31, 2020, the Company and the Bank met all the regulatory capital adequacy requirements to which they were subject and were classified as “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2020 that would materially adversely change the Company’s or the Bank’s capital classifications. Management believes that the Company’s and the Bank’s capital resources are adequate to support the Company’s and the Bank’s current strategic and operating plans. The Company and the Bank do not expect any material changes in the mix and relative cost of their capital resources in 2021.

On September 17, 2019, the federal banking agencies adopted a final rule, effective January 1, 2020, creating a CBLR framework for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR framework provides for a simpler measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the federal banking agencies’ capital rules and to have met the “well capitalized” ratio requirements. The Company and the Bank did not elect to use the framework. A further discussion of the CBLR framework is provided in Item 1 of this Form 10-K under the section titled “Capital Adequacy of the Company and the Bank.”

The Company and the Bank do not have material commitments for capital expenditures at December 31, 2020. Any non-material commitments for capital expenditures are in the ordinary course of business and will be funded through cash flow from operations in 2021.

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

The financial instrument commitments at December 31, 2020 were as follows:

(In thousands)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Commercial and standby letters of credit	$686	$—	$—	$—	$686
Commitments to fund loans	66,833	141	27	6	67,007
Commitments to extend credit	255,592	28,171	7,666	50,429	341,858
Total	$323,111	$28,312	$7,693	$50,435	$409,551
Commitments to sell residential loans	$72,221	$—	$—	$—	$72,221

Commercial and standby letters of credit

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a specified financial obligation of a customer to a third party. In the event that the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential future payments that the Company could be required to make was $686,000 at December 31, 2020.

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

Commitments to sell residential loans

The Company enters into best efforts forward sales commitments to sell residential mortgage loans that it has closed (loans held for sale), or it expects to close (commitments to originate loans to be sold). These commitments are utilized to reduce the Company’s market price risk from the date of commitment to the date of sale. The forward sales commitments were approximately $72.2 million at December 31, 2020.

The following table presents additional information regarding the Company’s outstanding contractual obligations as of December 31, 2020:

	Payments Due by Period
(In thousands)	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Operating leases	$1,928	$3,124	$1,838	$1,164	$8,054
Borrowed funds and subordinated debentures	9,825	—	—	18,557	28,382
Certificates of deposit	304,466	49,473	7,681	11	361,631
Retirement benefit obligation projected	4,785	—	—	—	4,785
Total contractual obligations:	$321,004	$52,597	$9,519	$19,732	$402,852

As of December 31, 2020, the Bank is expected to pay approximately $2.5 million in interest over the remaining contractual term of the certificates of deposit.

Liquidity

Liquidity management refers to the Company’s ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of its customers.  In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a bank’s ability to meet its liquidity needs.  On the asset side, liquid funds are maintained in the form of cash and cash equivalents, federal funds sold, deposits at the Federal Reserve Bank, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale.  Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest from mortgage-backed securities.  On the liability side, the primary source of liquidity is the ability to generate deposits.  Short-term and long-term borrowings provide an additional funding source when growth in the deposit base does not keep pace with that of earnings assets.

The Company has established a borrowing relationship with the FHLB, which further supports and enhances liquidity. During 2010, the FHLB replaced its Overnight Line of Credit and One-Month Overnight Repricing Line of Credit facilities available to member banks with a fully secured line of up to 50 percent of a bank’s quarter-end total assets. Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50 percent, or $903.5 million, of its total assets at December 31, 2020. In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off balance sheet financial contracts and advance commitments cannot exceed 30 percent of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee. These limits are further restricted by a member bank’s ability to provide eligible collateral to support its obligations to the FHLB, as well as a member bank’s ability to meet the FHLB’s stock requirement.  At December 31, 2020 and December 31, 2019, the Bank pledged approximately $480.1 million and $308.5 million of loans, respectively, to support the FHLB borrowing capacity. At December 31, 2020 and December 31, 2019, the Bank had available borrowing capacity of $301.8 million and $160.7 million, respectively, at the FHLB of New York. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, all of which was available at December 31, 2020.

The Bank has access to the Federal Reserve Bank of New York Discount Window facility and PPP liquidity facility. At this time the Bank has not pledged investment securities or loans, which would be required, to support borrowings through the Discount Window facility or PPP liquidity facility.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At December 31, 2020, the balance of cash and cash equivalents was $22.0 million.

Net cash provided by operating activities totaled $6.7 million for the year ended December 31, 2020 compared to net cash provided by operating activities of $13.3 million for the year ended December 31, 2019.  The primary source of funds was net income from operations, adjusted for activity related to loans originated for sale, the provision for loan losses, depreciation expense and net amortization of premiums on securities. Cash was used in operations primarily for originating loans held for sale. The decrease in net cash provided by operating activities was due primarily to net cash used in the origination and sale of loans totaling $23.9 million in 2020 compared to $2.9 million of cash used by the origination and sale of loans in 2019. Partially offsetting the higher amount of cash used in the origination and sale of loans in 2020 was the $5.3 million higher provision for loan losses in 2020, the $3.1 million decrease in other assets and the $2.4 million increase in accrued expenses.

Net cash used in investing activities totaled $198.9 million for the year ended December 31, 2020 compared to $109.9 million for the year ended December 31, 2019. The cash used in lending activities was $217.6 million in 2020 compared to $127.1 million in 2019. The cash provided by investment activities was $15.7 million in 2020 compared to $7.8 million in 2019.

Net cash provided by financing activities totaled $199.4 million for the year ended December 31, 2020 compared to $94.7 million for the year ended December 31, 2019.  The net cash provided by financing activities in 2020 was due primarily to the net increase in deposits of $285.5 million, which was used in funding the lending activity and in repaying $82.2 million of overnight borrowings. The Company paid cash dividends totaling $3.7 million in 2020 compared to $2.6 million in 2019.

The investment securities portfolios are also a source of liquidity, providing cash flows from maturities and periodic repayments of principal. For the year ended December 31, 2020, sales, repayments and maturities of investment securities totaled $89.0 million compared to $58.0 million in 2019. Another source of liquidity is the loan portfolio, which provides a flow of principal payments.

Management believes that the Company's liquidity position is adequate to service the needs of its borrowers and depositors and provide for its planned operations.

Interest Rate Sensitivity Analysis

The largest component of the Company’s total income is net interest income and the majority of the Company’s financial instruments are composed of interest rate sensitive assets and liabilities with various terms and maturities. The primary objective of management is to maximize net interest income while minimizing interest rate risk. The Company’s assets consist primarily of floating rate construction loans, mortgage warehouse lines, commercial lines of credit and fixed rate commercial real estate loans and its liabilities consist primarily of deposits. Interest rate risk is derived from timing differences in the cash flows of assets and liabilities and the magnitude of relative changes in the repricing of assets and liabilities, loan prepayments, deposit withdrawals and differences in lending and funding rates.  Management actively seeks to monitor and control the mix of interest rate sensitive assets and liabilities.

The following table sets forth certain information relating to the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing of such instruments, at December 31, 2020.

	Interest Sensitivity Period
(In thousands)	30 Days	31 to 90 Days	91 to 180 Days	181 to 365 Days	Total Within One Year	One Year to Five Years	Over Five Years	Non-interest Sensitive	Total
Assets :
Cash and due from banks	$18,394	$—	$25	$—	$18,419	$—	$—	$3,576	$21,995
Investment securities	47,293	24,510	10,407	19,807	102,017	75,879	39,853	—	217,749
Loans held for sale	29,782	—	—	—	29,782	—	—	—	29,782
Loans, net of allowance for loan losses	699,024	51,194	52,964	102,852	906,034	470,049	37,313	4,669	1,418,065
Other assets	—	—	—	—	—	—	—	119,318	119,318
	$794,493	$75,704	$63,396	$122,659	$1,056,252	$545,928	$77,166	$127,563	$1,806,909
Liabilities and Equity:
Demand deposits - non-interest bearing	$—	$—	$—	$—	$—	$—	$—	$425,210	$425,210
Demand deposits - interest bearing	216,372	—	—	—	216,372	179,515	45,885	—	441,772
Savings deposits	181,247	—	—	47	181,294	86,117	66,815	—	334,226
Certificates of deposits	29,621	92,602	122,251	59,992	304,466	57,154	11	—	361,631
Borrowings	9,825	—	—	—	9,825	—	—	—	9,825
Redeemable subordinated debentures	—	18,000	—	—	18,000	—	—	557	18,557
Non-interest-bearing sources	—	—	—	—	—	—	—	215,688	215,688
	$437,065	$110,602	$122,251	$60,039	$729,957	$322,786	$112,711	$641,455	$1,806,909

Asset (Liability) Sensitivity Gap :
Period Gap	$357,428	$(34,898)	$(58,855)	$62,620	$326,295	$223,142	$(35,545)	$(513,892)	—
Cumulative Gap	$357,428	$322,530	$263,675	$326,295	$326,295	$549,437	$513,892	—	—
Cumulative Gap to Total Assets	19.8%	17.8%	14.6%	18.1%	18.1%	30.4%	28.4%	—	—

Under the Company’s interest rate risk policy established by its Board of Directors, quantitative guidelines have been established with respect to the Company’s interest rate risk and how interest rate shocks are projected to affect the Company’s net interest income and economic value of equity (“EVE”). The Company engages the services of an outside consultant to assist with the measurement and analysis of interest rate risk. The Company uses a combination of analyses to monitor its exposure to changes in interest rates. The EVE analysis is a financial model that estimates the change in EVE over a range of instantaneously shocked interest rate scenarios. EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. In calculating changes in EVE, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are employed. The net interest income simulation uses data derived from an asset and liability analysis and applies several elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. The financial model uses immediate parallel yield curve shocks (in both directions) to determine possible changes in net interest income as if the theoretical rate shocks occurred. The EVE analysis and net interest income simulation model results are presented quarterly to the Asset/Liability Committee of the Board of Directors. Summarized below are the projected effects of a parallel shift of increases of 100, 200 and 300 basis points, respectively, in market rates on the Company’s net interest income and EVE. Due to the historically low interest rate environment at December 31, 2020 a parallel shift down of 100 basis points was presented.

				Next 12 Months
Change in Interest Rates	Economic Value of Equity (2)			Net Interest Income
Basis Point (bp) (1)	Dollar	Dollar	Percentage	Dollar	Dollar	Percentage
(Dollars in thousands)	Amount	Change	Change	Amount	Change	Change
+300 bp	$227,451	$7,411	3.37%	$67,688	$4,551	7.21%
+200 bp	225,384	5,344	2.43%	65,755	2,618	4.15%
+100 bp	222,891	2,851	1.30%	63,735	598	0.95%
0 bp	220,040	—	—	63,137	—	—%
-100 bp	206,689	(13,351)	(6.07)%	64,245	1,108	1.75%

(1)Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The above table indicates that, as of December 31, 2020, in the event of a 200 basis point increase in interest rates, the Company would be expected to experience a 2.43% increase in EVE and a $2.6 million, or 4.15%, increase in net interest income over the next twelve months. This data does not reflect any future actions that management may take in response to changes in interest rates, such as changing the mix of assets and liabilities, which could change the results of the EVE and net interest income calculations.

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

On July 27, 2017, the Financial Conduct Authority ("FCA"), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Some of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the possible replacement of the LIBOR benchmark interest rate, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on our business, financial condition, or results of operations. On March 5, 2021, the FCA announced that overnight 1-month, 3-month, 6-month and 12-month LIBOR settings will end on June 30, 2023. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the amount of interest paid on any LIBOR-based loans, investment securities and borrowings of the Company and the Company’s business, financial condition and results of operations.

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
•Actively market commercial mortgage loan originations, which tend to have shorter terms and higher interest rates than residential mortgage loans and which generate customer relationships that can result in higher core deposit accounts;
•Actively market core deposit relationships, which are generally longer duration liabilities;
•Utilize short term and long term certificates of deposit and/or wholesale borrowings to manage liability duration;
•Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•Maintain adequate levels of capital; and
•Utilize loan sales and/or loan participations.

ALCO uses simulation modeling to analyze the Company's net interest income sensitivity as well as the Company's economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2020. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of December 31, 2020.

In an immediate and sustained 100 basis point increase in market interest rates at December 31, 2020, net interest income for year one would increase approximately 0.95%, when compared to a flat interest rate scenario. In year two, this sensitivity improves to an increase of 2.00%, when compared to a flat interest rate scenario. In an immediate and sustained 100 basis points decrease in market interest rates, net interest income for year one would increase approximately 1.75% and would increase approximately 3.60% in year two.

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

Item 8.  Financial Statements and Supplementary Data.

Reference is made to Items 15(a)(1) and (2) on page 75 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8.  The information required by this Item 8 is provided beginning on page 75 hereof.

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

The Company’s internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on their assessment using those criteria, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and concluded that the Company complied, in all significant respects, with such laws and regulations during the year ended December 31, 2020.

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In accordance with Item 308(b) of Regulation S-K under the Exchange Act, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because the Company is a smaller reporting company that is not an accelerated filer.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the 2021 Proxy Statement under the captions "Directors," "Corporate Governance" and "Stock Ownership of Management and Principal Shareholders," except for disclosure of our executive officers, which is included in Item 1 of this Form 10-K under the section titled “Information about our Executive Officers.”

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the 2021 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table shows information at December 31, 2020 for all equity compensation plans under which shares of our common stock may be issued.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	134,122	$11.61	375,266
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	134,122	$11.61	375,266

The remaining information required by this item is incorporated by reference to the 2021 Proxy Statement under the captions "Equity Plans" and "Stock Ownership of Management and Principal Shareholders."

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2021 Proxy Statement under the captions "Certain Transactions with Management" and "Corporate Governance."

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the 2021 Proxy Statement under the caption "Principal Accounting Fees and Services."

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)     The following documents are filed as part of this Form 10-K:

    1. Financial Statements

    Report of Independent Registered Public Accounting Firm

    Financial Statements of 1st Constitution Bancorp.

Consolidated Balance Sheets – December 31, 2020 and 2019.

Consolidated Statements of Income – For the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income – For the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements

These statements are incorporated by reference to the Company’s Annual Report to Shareholders for the year ended December 31, 2020.

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company's Form 10-K (SEC File No. 000-3289) filed with the SEC on March 16, 2020)

10.1	#
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
Employment Agreement, dated February 9, 2021, by and among, 1st Constitution Bancorp, 1st Constitution Bank and Stephen J. Gilhooly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on February 11, 2021)

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

10.26	* #	Change in Control Agreement, dated February 5, 2021, by and among 1ST Constitution Bancorp and 1ST Constitution Bank, and Naqi A. Naqvi, (filed with the SEC on March 15, 2021)
10.27	#
1st Constitution Bancorp 2019 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (SEC File No. 000-32891) filed with the SEC on April 19, 2019, as supplemented on May 3, 2019)

10.28	#
Form of 1st Constitution Bancorp Incentive Stock Option Agreement under the 1st Constitution Bancorp 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 16, 2020)

10.29	#
Form of 1st Constitution Bancorp Nonqualified Stock Option Agreement under the 1st Constitution Bancorp 2019 Equity Incentive Plan(incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 16, 2020)

10.30	#
Form of 1st Constitution Bancorp Restricted Stock Agreement under the 1st Constitution Bancorp 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 16, 2020)

10.31	#
Form of 1st Constitution Bancorp Time-Based Restricted Stock Unit Agreement under the 1st Constitution Bancorp 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 16, 2020)

10.32	#
Form of 1st Constitution Bancorp Performance-Based Restricted Stock Unit Agreement under the 1st Constitution Bancorp 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K (SEC File No. 000-32891) filed with the SEC on March 16, 2020)

10.33
1st Constitution Bancorp 2020 Directors Stock Plan (incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (SEC File No. 333-239455) filed with the SEC on June 26, 2020)

10.34
Form of Restricted Stock Agreement for Non-Employee Directors under the 1st Constitution Bancorp 2020 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q (SEC File No. 000-32891) filed with the SEC on August 7, 2020)

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
Cranbury, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1st Constitution Bancorp (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Notes 1 and 5 to the Company's consolidated financial statements, the Company maintains an allowance for loan losses at a level sufficient to absorb estimated credit losses in the loan portfolio as of the date of the financial statements. The Company’s allowance for loan losses (ALL) related to loans collectively evaluated for impairment was $13.5 million of a total allowance for loan losses of $15.6 million at December 31, 2020. The ALL estimate consists of both quantitative and qualitative factors. Significant judgment is used by management to determine the effect of the qualitative factors on the estimation of inherent losses for loans that are collectively evaluated for impairment.

We identified the qualitative factors used to estimate the ALL for loans that are collectively evaluated for impairment as a critical audit matter. The estimate of the ALL for these loans was sensitive to certain qualitative factors, including local and national economic trends, which include COVID-19 considerations. Auditing these qualitative factors required a high degree of auditor judgment and an increased extent of audit effort due to uncertainty caused by the inherent uncertainties related to the state of the economy.

The primary procedures we performed to address this critical audit matter included:

•Assessing the design and testing the operating effectiveness of controls over Company’s estimate of the ALL for loans that are collectively evaluated for impairment, including controls over management’s review of the significant assumptions and the completeness and accuracy of data used to develop the qualitative factors described above.

•Assessing the reasonableness of the Company’s assumptions about credit quality due to changes in local and national economic trends, including the impact of COVID-19, by (i) assessing whether the assumptions reflected relevant considerations and were reasonable for the purpose used and (ii) verifying the accuracy and relevance of the data used in developing the assumptions.

•Evaluating data used in developing the qualitative factors by comparing the data to other third-party data available in the Company’s geography, and evaluating any contradictory evidence identified.

Goodwill Impairment Assessment

As described in Notes 1 and 9 to the Company’s consolidated financial statements, the Company’s goodwill balance was $34.7 million as of December 31, 2020, which is allocated to the Company’s single reporting unit. Goodwill is tested for impairment on an annual basis, or more often if events and circumstances indicate that there may be impairment. During each of the periods ended March 31, 2020 and June 30, 2020, the Company concluded that a triggering event occurred due to a decline in the Company’s stock price and market capitalization as a result of the COVID-19 pandemic. At September 30, 2020, the Company performed its annual goodwill impairment test. No impairment charges were recorded as a result of the Company’s interim and annual impairment tests. The Company estimates the fair value of its reporting unit using an income approach.

We identified the estimate of the fair value of the Company’s reporting unit as part of the interim and annual impairment assessments as a critical audit matter. The principal considerations for our determination are: (i) the fair value estimate was sensitive to changes in the significant assumptions, including those used to develop the projected cash flows, the discount rate and the terminal growth rate and (ii) the audit effort involved the use of personnel with specialized skill and knowledge. The significant assumptions which reflect expectations about future economic conditions were especially challenging to test and required significant auditor judgment due to the inherent uncertainties related to the COVID-19 pandemic.

The primary procedures we performed to address this critical audit matter included:
•Assessing the design and testing the operating effectiveness of controls over the Company’s estimate of the fair value of its reporting unit, including controls over management’s review of the significant assumptions described above.

•Evaluating the reasonableness of the significant assumptions used in the projected cash flows by comparing them to historical results and market data and considering the effect of COVID-19.

•Utilizing personnel with specialized skill and knowledge in valuation to assist in (i) assessing the appropriateness of the valuation method and implied control premium and (ii) evaluating the reasonableness of the discount rate and terminal growth rate.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Philadelphia, Pennsylvania
March 15, 2021

1ST CONSTITUTION BANCORP
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(Dollars in Thousands, except share data)

	2020	2019
ASSETS
Cash and due from banks	$3,661	$2,547
Interest-earning deposits	18,334	12,295
Total cash and cash equivalents	21,995	14,842
Investment securities:
Available for sale, at fair value	125,197	155,782
Held to maturity (fair value of $95,640 and $78,223 at December 31, 2020 and 2019, respectively)	92,552	76,620
Total investment securities	217,749	232,402
Loans held for sale	29,782	5,927
Loans	1,433,706	1,216,028
Less: allowance for loan losses	(15,641)	(9,271)
Net loans	1,418,065	1,206,757
Premises and equipment, net	14,345	15,262
Right-of-use assets	16,548	17,957
Accrued interest receivable	5,273	4,945
Bank-owned life insurance	37,316	36,678
Other real estate owned	92	571
Goodwill and intangible assets	36,003	36,779
Other assets	9,741	14,142
Total assets	$1,806,909	$1,586,262
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
Non-interest bearing	$425,210	$287,555
Interest bearing	1,137,629	989,807
Total deposits	1,562,839	1,277,362
Short-term borrowings	9,825	92,050
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	851	1,592
Lease liability	17,387	18,617
Accrued expense and other liabilities	9,793	7,506
Total liabilities	1,619,252	1,415,684
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,293,535 and 10,224,974 shares issued and 10,245,826 and 10,191,676 shares outstanding as of December 31, 2020 and 2019, respectively	111,135	109,964
Retained earnings	75,201	60,791
Treasury stock, 47,709 and 33,298 shares at December 31, 2020 and 2019, respectively.	(611)	(368)
Accumulated other comprehensive income	1,932	191
Total shareholders' equity	187,657	170,578
Total liabilities and shareholders' equity	$1,806,909	$1,586,262
The accompanying notes are an integral part of these consolidated financial statements.

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands, except per share data)

	2020	2019	2018
INTEREST INCOME
Loans, including fees	$63,808	$53,537	$45,202
Securities:
Taxable	3,289	4,710	4,024
Tax-exempt	1,942	1,667	1,989
Federal funds sold and short-term investments	107	176	258
Total interest income	69,146	60,090	51,473
INTEREST EXPENSE
Deposits	9,981	11,094	6,511
Borrowings	228	912	836
Redeemable subordinated debentures	434	748	694
Total interest expense	10,643	12,754	8,041
Net interest income	58,503	47,336	43,432
PROVISION FOR LOAN LOSSES	6,698	1,350	900
Net interest income after provision for loan losses	51,805	45,986	42,532
NON-INTEREST INCOME
Service charges on deposit accounts	601	663	638
Gain on sales of loans, net	10,230	4,885	4,475
Income on bank-owned life insurance	818	623	575
Gain from bargain purchase	—	—	230
Gain on sales/calls of securities	101	30	12
Other income	2,893	2,036	1,988
Total non-interest income	14,643	8,237	7,918
NON-INTEREST EXPENSES
Salaries and employee benefits	26,681	21,304	19,853
Occupancy expense	4,776	4,100	3,623
Data processing expenses	1,871	1,507	1,332
FDIC insurance expense	816	154	486
Other real estate owned expenses	72	171	158
Merger-related expenses	64	1,730	2,141
Other operating expenses	7,475	6,583	6,492
Total non-interest expenses	41,755	35,549	34,085
Income before income taxes	24,693	18,674	16,365
INCOME TAXES	6,607	5,040	4,317
Net Income	$18,086	$13,634	$12,048
EARNINGS PER COMMON SHARE
Basic	$1.77	$1.54	$1.45
Diluted	1.76	1.53	1.40
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,220,319	8,875,237	8,320,718
Diluted	10,260,965	8,933,471	8,593,509

The accompanying notes are an integral part of these consolidated financial statements.

1ST CONSTITUTION BANCORP
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	2020	2019	2018
Net income	$18,086	$13,634	$12,048
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	2,203	2,651	(1,624)
Tax effect	(533)	(646)	388
Net of tax amount	1,670	2,005	(1,236)

Reclassification adjustment for realized gains on securities available for sale (1)	(1)	(30)	(12)
Tax effect (2)	—	7	3
Net of tax amount	(1)	(23)	(9)

Reclassification adjustment for unrealized impairment loss on held to maturity security(3)	20	9	—
Tax effect	(6)	(1)	—
Net of tax amount	14	8	—

Pension liability	282	222	269
Tax effect	(84)	(66)	(77)
Net of tax amount	198	156	192

Reclassification adjustment for actuarial gains for unfunded pension liability (4)	(202)	(176)	(62)
Tax effect (2)	62	54	18
Net of tax amount	(140)	(122)	(44)

Total other comprehensive income (loss)	1,741	2,024	(1,097)

Comprehensive income	$19,827	$15,658	$10,951

(1)Included in gain on sale of securities on the consolidated statements of income
(2)Included in income taxes on the consolidated statements of income
(3)Included in investment securities held to maturity on the consolidated balance sheet
(4)Included in salaries and employee benefits expense on the consolidated statements of income

The accompanying notes are an integral part of these consolidated financial statements.

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2018	$72,935	$39,822	$(368)	$(736)	$111,653
Net income	—	12,048	—	—	12,048
Exercise of stock options and issuance of restricted shares (12,762 shares and 62,150 shares, respectively)	88	—	—	—	88
Share-based compensation	1,019	—	—	—	1,019
Exercise of stock warrants (198,378 shares)	—	—	—	—	—
Issuance of common stock (249,785 shares)	5,494				5,494
Cash dividends ($0.255 per share)	—	(2,120)	—	—	(2,120)
Other comprehensive loss	—	—	—	(1,097)	(1,097)
Balance, December 31, 2018	79,536	49,750	(368)	(1,833)	127,085

Net income	—	13,634	—	—	13,634
Exercise of stock options and issuance of restricted shares (24,277 shares and 53,931 shares, respectively)	149	—	—	—	149
Share-based compensation	1,104	—	—	—	1,104
Issuance of common stock (1,509,275 shares)	29,175	—	—	—	29,175
Cash dividends declared ($0.30 per share)	—	(2,593)	—	—	(2,593)
Other comprehensive income	—	—	—	2,024	2,024
Balance, December 31, 2019	109,964	60,791	(368)	191	170,578

Net income	—	18,086	—	—	18,086
Exercise of stock options and issuance of restricted shares (10,536 shares and 59,500 shares, respectively)	39	—	—	—	39
Share-based compensation	1,132	—	—	—	1,132
Purchase of treasury shares (14,411)	—	—	(243)	—	(243)
Cash dividends declared ($0.36 per share)	—	(3,676)	—	—	(3,676)
Other comprehensive income	—	—	—	1,741	1,741
Balance, December 31, 2020	$111,135	$75,201	$(611)	$1,932	$187,657

The accompanying notes are an integral part of these consolidated financial statements.

1ST CONSTITUTION BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	2020	2019	2018
OPERATING ACTIVITIES:
Net Income	$18,086	$13,634	$12,048
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	6,698	1,350	900
Depreciation and amortization	2,053	1,444	1,389
Net amortization of premiums and discounts on securities	1,229	675	556
SBA loan discount accretion	(390)	(391)	(323)
Gain from bargain purchase	—	—	(230)
Gain on sales/calls of securities available for sale	(1)	(30)	(12)
Gain on sales/calls of securities held to maturity	(100)	—	—
(Gain) loss on sales of other real estate owned	(75)	101	—
Gain on sales of loans held for sale	(10,230)	(4,885)	(4,475)
Originations of loans held for sale	(354,089)	(146,808)	(111,109)
Proceeds from sales of loans held for sale	340,464	148,786	116,818
Increase in cash surrender value on bank-owned life insurance	(743)	(623)	(589)
(Gain) loss on cash surrender value on bank-owned life insurance	(75)	—	14
Share-based compensation expense	1,132	1,104	1,019
Deferred tax (income) expense	(1,911)	604	305
Noncash rent and equipment expense	179	192	—
Re-measurement of deferred tax assets and liabilities	—	—	(28)
Increase in accrued interest receivable	(328)	(307)	(123)
Decrease (increase) in other assets	3,135	510	(1,589)
(Decrease) increase in accrued interest payable	(741)	364	424
Increase (decrease) in accrued expenses and other liabilities	2,366	(2,459)	2,333
Net cash provided by operating activities	6,659	13,261	17,328
INVESTING ACTIVITIES:
Purchases of securities :
Available for sale	(27,485)	(33,972)	(35,209)
Held to maturity	(45,730)	(16,188)	(7,723)
Proceeds from sales, calls, maturities and prepayments of securities:
Available for sale	59,489	39,086	17,664
Held to maturity	29,474	18,891	38,192
Proceeds from bank-owned life insurance benefits paid	180	—	893
Purchase of bank-owned life insurance	—	(100)	—
Net redemption (purchase) of restricted stock	2,677	(272)	(2,510)
Net increase in loans	(217,616)	(127,121)	(19,762)
Capital expenditures	(421)	(161)	(648)
Forfeitable deposit on other real estate owned	—	—	175
Net cash paid for NJCB Merger	—	—	(996)
Net cash received from the Shore Merger	—	7,441	—
Proceeds from sales of other real estate owned	554	2,448	—
Net cash used in investing activities	(198,878)	(109,948)	(9,924)

FINANCING ACTIVITIES:
Exercise of stock options	39	149	88
Purchase of treasury shares	(243)	—	—
Cash dividends paid to shareholders	(3,676)	(2,593)	(2,120)
Net increase (decrease) in deposits	285,477	76,854	(58,557)
(Decrease) increase in overnight borrowings	(82,225)	20,275	51,275
Net cash provided by (used in) financing activities	199,372	94,685	(9,314)
Increase (decrease) in cash and cash equivalents	7,153	(2,002)	(1,910)
Cash and cash equivalents at beginning of year	14,842	16,844	18,754
Cash and cash equivalents at end of year	$21,995	$14,842	$16,844
Supplemental disclosures of cash flow information:
Cash paid during the period for :
Interest	$11,384	$12,387	$7,617
Income taxes	6,240	6,108	3,226
Noncash items:
Transfer of loans to other real estate owned	—	—	1,460
Right-of-use assets	337	15,674	—
Lease liability	337	16,142	—
Acquisition of Shore Community Bank in 2019 and New Jersey Community Bank in 2018
Noncash assets acquired:
Investment securities available for sale	$—	26,440	11,173
Loans	—	205,833	75,144
Premises and equipment, net	—	4,433	1,120
Bank-owned life insurance	—	7,250	3,972
Accrued interest receivable	—	778	259
Core deposit intangible asset	—	1,467	80
Other real estate owned	—	605	1,230
Right-of-use assets	—	3,226	—
Other assets	—	2,904	1,601
	$—	$252,936	$94,579
Liabilities assumed:
Deposits	$—	$249,836	$87,223
Lease liability	—	3,226	—
Other liabilities	—	948	636
	$—	$254,010	$87,859

Goodwill recorded from the Shore Merger [1]	$—	$22,808	$—
Common stock issued for NJCB Merger	—	—	5,494
Common stock issued for Shore Merger	$—	$29,175	$—

1.At the time of the Shore acquisition tax liabilities were estimated. Subsequently new information was obtained from facts and circumstances that existed at the time of the Shore acquisition, which resulted in a $386,000 reduction of the estimated tax liability and a corresponding decrease in goodwill to $22.8 million at December 31, 2020. See Note 2: Acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

1ST CONSTITUTION BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

1.           Summary of Significant Accounting Policies

1ST Constitution Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was organized under the laws of the State of New Jersey.  The Company is the parent to 1ST Constitution Bank (the “Bank”), a New Jersey state-chartered commercial bank.  The Bank provides community banking services to a broad range of customers, including corporations, individuals, partnerships and other community organizations in the central, coastal and northeastern New Jersey areas.  The Bank conducts its operations through its main office located in Cranbury, New Jersey and operated, as of December 31, 2020, 24 additional branch offices in Asbury Park, Cranbury, Fair Haven, Fort Lee, Freehold, Hamilton Square, Hightstown, Hillsborough, Hopewell, Jackson, Jamesburg, Lawrenceville, Little Silver, Long Branch, Manahawkin, Neptune City, Perth Amboy, Plainsboro, Princeton, Rumson, Shrewsbury, Skillman and two offices in Toms River, New Jersey. The Bank also operates one residential mortgage loan production office in Jersey City, New Jersey.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2020 for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

Principles of Consolidation: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., 1ST Constitution Real Estate Corporation and FCB Assets Holdings, Inc. 1ST Constitution Capital Trust II, a subsidiary of the Company (“Trust II”), is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary. While the following footnotes include the collective results of the Company and the Bank, the footnotes primarily reflect the Bank's and its subsidiaries' activities. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.

COVID-19 Impact: The sudden emergence of the COVID-19 global pandemic in the first quarter of 2020, and the responses thereto (including business and school closures, restrictions on travel and social distancing protocols), has caused, and is expected to continue to cause, widespread uncertainty, social and economic disruption, highly volatile financial markets and unprecedented increases in unemployment levels in a short period of time. As a result, almost all businesses located in the Bank’s primary market areas of northern and central New Jersey, communities along the New Jersey shore, and the New York City metropolitan area, and their employees, have been adversely impacted.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted to provide relief for individuals and businesses that have been negatively impacted by the COVID-19 pandemic. Among the provisions, the CARES Act includes a provision for the Company to opt out of applying the “troubled-debt restructuring” accounting guidance in Accounting Standards Codification (“ASC”) Topic 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of (i) December 30, 2020 or (ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision as of March 31, 2020. During 2020, $149.3 million of loans ($140.9 million of commercial loans and $8.4 million of consumer loans) were modified to provide deferral of interest and or principal by borrowers for up to 90 days. As of December 31, 2020, all loans that had previously received deferrals were no longer deferred, except that one commercial real estate loan with a balance of $6.0 million received an additional deferral of principal payments of up to 90 days and two commercial real estate loans totaling $4.6 million were placed on nonaccrual status in the third quarter of 2020.

The Economic Aid to Hard Hit Small Business, Not for Profits and Venues Act (“Economic Aid Act”) was enacted in December 2020 in further response to the COVID-19 pandemic. Among other things, the Economic Aid Act provides relief to borrowers in the form of access to additional credit through the SBA's PPP program originally constituted under the CARES Act. In addition, the Economic Aid Act extended the relief from ASC Topic 310-40, such that the Company is able to opt out of applying the “troubled-debt restructuring” accounting guidance for loan modifications made between January 1, 2021 and the earlier of (i) December 30, 2021 or (ii) 60 days after the President declares a termination of the COVID-19 national emergency; provided, that, the modified loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision as of December 31, 2020.

The Bank is actively participating in the SBA’s PPP lending program. As of December 31, 2020, the Bank funded SBA PPP loans totaling $75.6 million, $15.8 million of which have been forgiven by the SBA. Since December 31, 2020, the Bank has funded an additional $29.8 million of PPP loans as of March 12, 2021.

Concentration of Credit Risk: Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk primarily consist of investment securities and loans. At December 31, 2020, 38.1% of our investment securities portfolio consisted of U.S. Government and Agency issues and collateralized mortgage obligations collateralized by agency mortgage backed securities. In addition, 40.7% of the portfolio consisted of municipal bonds.  The remaining 21.2% of our investment securities consisted of corporate debt and asset-backed issues.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate located primarily in the State of New Jersey.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in that state.

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

Investment Securities: Investment securities which the Company has the intent and ability to hold until maturity are classified as held to maturity and are recorded at cost, adjusted for amortization of premiums and accretion of discounts.  Investment securities that are held for indefinite periods of time, that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on available for sale securities are recorded as a separate component of shareholders’ equity, other comprehensive income (“OCI”).  Realized gains and losses, which are computed using the specific identification method, are recognized in earnings on a trade date basis.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired.  Management evaluates all securities with unrealized losses quarterly to determine if such impairments are temporary or other-than-temporary in accordance with the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through OCI with offsetting adjustments to the carrying value of the security and the balance of related deferred taxes. Temporary impairments of held to maturity securities are not recorded in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities are disclosed.

Other-than-temporary impairments ("OTTI") on all debt securities or debt securities that the Company has decided to sell, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of sale for a debt security apply, the OTTI is bifurcated into credit-related and noncredit-related components. Credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. The Company recognizes credit-related OTTI in earnings. Noncredit-related OTTI on debt securities are recognized in OCI.

Premiums and discounts on all securities are amortized/accreted to maturity by use of the level-yield method considering the impact of principal amortization and prepayments. Premiums on purchased callable debt securities are amortized to the earliest call date.

Federal law requires a member institution of the FHLB system to hold restricted stock of its district FHLB according to a predetermined formula.  The Bank’s investment in the restricted stock of the FHLB of New York is carried at cost and is included in other assets. The investment in FHLB stock was $1.5 million and $4.2 million at December 31, 2020 and December 31, 2019, respectively.

Management evaluates the FHLB restricted stock for impairment in accordance with U.S. GAAP.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2020.

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

Loans and Loans Held For Sale: Loans that management intends to hold to maturity are stated at the principal amount outstanding, net of unearned income.  Unearned income is recognized over the lives of the respective loans, principally using the effective interest method.  Interest income is generally not accrued on loans, including impaired loans, where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection, or on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations.  When it is probable that, based upon current information, the Bank will not collect all amounts due under the contractual terms of the loan, the loan is reported as impaired.  Smaller balance homogeneous type loans, such as residential loans and loans to individuals, which are collectively evaluated, are generally excluded from consideration for impairment.  Loan impairment is measured based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate or the underlying fair value of collateral for collateral dependent loans.  When a loan, including an impaired loan, is placed on nonaccrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income.  Nonaccrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectability is reasonably assured.  Cash receipts on nonaccrual and impaired loans are applied to principal, unless the loan is deemed fully collectible.

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

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”).  Rate lock commitments on residential mortgage loans that are intended to be sold are considered to be derivatives. Time elapsing between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Bank protects itself from changes in interest rates on residential mortgage loans with rate lock commitments through the use of best efforts forward delivery commitments, whereby the Bank commits to sell a loan at a specific price. As a result, the Bank is generally not exposed to changes in the market value of the residential mortgage loan due to changes in interest rates.

The fair value of rate lock commitments are not readily ascertainable with precision because rate lock commitments are not actively traded in stand-alone markets. The Bank estimates the fair value of rate lock commitments based upon the forward sales price for the residential mortgage that is obtained in the best efforts commitment while taking into consideration the probability that the loan commitments will close. The estimated fair value of rate lock commitments was $537,000 and $159,000 at December 31, 2020 and 2019, respectively.

ASC Topic 460, "Guarantees," requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments.  The Bank amortizes the fees collected over the life of the instrument.  The Bank generally obtains collateral, such as real estate or liens on customer assets, for these types of commitments. The Bank’s potential liability would be reduced by any proceeds obtained in liquidation of the collateral. The Bank had standby letters of credit for customers aggregating $686,000 and $4.3 million at December 31, 2020 and 2019, respectively. These letters of credit are primarily related to real estate lending and the approximate value of underlying collateral upon liquidation is expected to be sufficient to cover this maximum potential exposure at December 31, 2020. The amount of the liability related to guarantees under issued standby letters of credit was not material as of December 31, 2020 and 2019.

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

Loans are placed in a nonaccrual status when the ultimate collectability of principal or interest in whole, or in part, is in doubt.  Commercial loans contractually past-due 90 days or more for either principal or interest are also placed in nonaccrual status unless they are both well secured and in the process of collection. Residential mortgage loans are placed in non accrual status when the loans are contractually past due 120 days. Impaired loans are evaluated individually.

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

The following is our charge-off policy for our loan segments:

Commercial, Commercial Real Estate and Construction

Loans are generally fully or partially charged down to the fair value of collateral securing the asset when:

•Management judges the loan to be uncollectible;
•Repayment is deemed to be protracted beyond reasonable time frames;
•The loan has been classified as a loss by either internal loan review process or external examiners;
•The customer has filed bankruptcy and the loss becomes evident owing to a lack of assets; or
•The loan is significantly past due unless both well secured and in the process of collection.

Consumer

Consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

Leases: The Company leases real property for its branch offices and general office space. Generally, the leases include one or more options to extend the lease term. In addition, the Company also leases office equipment, consisting of copiers, printers and one automobile. None of the equipment leases include extensions and generally have three to five year terms.

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

The Bank accounts for impairment of long-lived assets in accordance with ASC Topic 360, “Property, Plant, and Equipment,” which requires recognition and measurement for the impairment of long-lived assets to be held and used or to be disposed of by sale.  The Bank had no impaired long-lived assets at December 31, 2020 and 2019.

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

The Company accounts for uncertainty in income taxes recognized in its consolidated financial statements in accordance with ASC Topic 740, "Income Taxes," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not identified any significant income tax uncertainties through the evaluation of its income tax positions for the years ended December 31, 2020 and 2019 and has not recognized any liabilities for tax uncertainties as of December 31, 2020 and 2019. Our policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense; such amounts were not significant during the years ended December 31, 2020 and 2019. The tax years subject to federal examination are the years ended December 31, 2019, 2018 and 2017. The tax years subject to state examination are the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The tax year 2020 will be open for federal and state examination when filed.

On March 27, 2020, the president signed into law the CARES Act, which among other provisions, allows for refundable payroll credits for qualified employers, deferment of the employer portion of social security payments, extends net operating loss carryback periods, accelerates alternate minimum tax credit refunds, increases limitations on net interest deductions and qualified charitable contributions and accelerates tax depreciation for qualified improvement property. The tax laws changes under the CARES Act did not have a material impact on the Company's financial statements.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the acquisition method of accounting.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicated that there may be impairment, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of non-maturity checking, money market and savings deposits acquired in business combinations accounted for under the acquisition accounting method.  Core deposit intangibles are amortized over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.

The Company evaluates its goodwill for impairment on an annual basis, or more often if there is a triggering event which indicates that there is an impairment. In completing the impairment testing the Company identified a single reporting unit and the $34.7 million of goodwill at December 31, 2020 was assigned to the single reporting unit.

As a result of the COVID-19 pandemic and a broad decline in the market values of all banking company stock, the marker price of the Company's common stock and the resulting aggregate market capitalization of the Company declined. During each of the quarterly periods ended March 31, 2020 and June 30, 2020, the Company concluded that a triggering event occurred due to the decline in the Company's stock price and market capitalization as a result of the COVID-19 pandemic. In each quarterly period, management concluded that the fair value of the reporting unit exceeded the carrying value and the goodwill was not impaired. At September 30, 2020, the Company performed a quantitative impairment test of goodwill utilizing a discounted cash flow valuation methodology based upon an updated five year projection of the Company’s financial performance. A discount rate was estimated utilizing the build up method with a risk free rate, an equity risk premium and a size premium. This discount rate was applied to the projected cash flows over the five year period, which included a terminal value in year five based on a multiple of the projected cash flow in year five. The year five terminal multiple was based upon the observed average market price to earnings multiple for the trailing last twelve months of earnings for companies included in the SNL US Bank Index at September 30, 2020. This multiple does not include a control premium. This estimated fair value exceeded the carrying value of shareholders’ equity at September 30, 2020 by 10.3%.

On the basis of the evaluation of goodwill, management concluded that it was more likely than not the fair value of the reporting unit exceeded the carrying value of the reporting unit. Accordingly, goodwill was not impaired and no impairment charges were recorded as a result of Company's interim and annual testing of goodwill for impairment. The Company estimates the fair value of its reporting unit using the income approach.

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

Share-Based Compensation: The Company recognizes compensation expense for stock awards and options in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  The expense of stock-based compensation is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period.  The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of each stock option on the date of grant.  The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.  The Company’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.   See Note 16 – “Share-Based Compensation” - for additional information.

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

Awards of restricted stock are included in outstanding shares when granted. Unvested shares of restricted stock are entitled to dividends and participate in undistributed earnings with common shares. Dividends declared on unvested shares of restricted stocks are accrued and are paid when the shares vest. Awards of this nature are considered participating securities and basic and diluted earnings per share are computed under the two-class method.

Dilutive securities in the tables below exclude common stock options and warrants with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options and warrants would be anti-dilutive to the diluted earnings per common share calculation. For the years ended December 31, 2020, 2019 and 2018, 40,530, 27,930 and 19,350 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per common share.

The following table illustrates the calculation of both basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

(In thousands, except per share data)	2020	2019	2018
Net income	$18,086	$13,634	$12,048

Basic weighted average shares outstanding	10,220,319	8,875,237	8,320,718
Plus: common stock equivalents	40,646	58,234	272,791
Diluted weighted average shares outstanding	10,260,965	8,933,471	8,593,509
Earnings per share:
Basic	$1.77	$1.54	$1.45
Diluted	1.76	1.53	1.40

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

In March 2005, the Federal Reserve Board ("FRB") adopted a final rule that would continue to allow the inclusion of trust preferred securities in Tier 1 capital, but with stricter quantitative limits. Under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.  Based on the final rule, the Company has included all of its $18.0 million in trust preferred securities in Tier 1 capital at December 31, 2020 and 2019.

Segment Information: U.S. GAAP establishes standards for public business enterprises to report information about operating segments in their annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas and major customers. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Company’s chief operating decision-maker is the President and Chief Executive Officer. The Company has one reportable segment, “Community Banking.”

The Company’s Community Banking segment consists of construction, commercial, retail and mortgage banking lending operations. The Community Banking segment is managed as a single strategic unit, which generates revenue from a variety of products and services provided by the Company. Construction, commercial, retail and mortgage lending is dependent upon the ability of the Company to fund itself with retail deposits and other borrowings and to manage interest rate, liquidity and credit risk as a single unit.

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

The Company has completed the initial analysis of its financial assets and will continue to build and validate the CECL models in 2021 to evaluate the impact of the adoption of the new standard on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU make minor improvements to the Codification by eliminating certain inconsistencies and clarifying the current guidance.

In June 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provides optional targeted transition relief that allows reporting entities to irrevocably elect the fair value option on financial instruments that 1) were previously recorded at amortized cost and 2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under Topic 825. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. See the discussions regarding the adoption of ASU 2016-13 above.

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

ASU 2020-02 - Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)

In January 2020, the FASB issued ASU No. 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 42): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU adds and amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. See the discussions regarding the adoption of ASU 2016-13 above.

ASU 2020-03 - Codification Improvements to Financial Instruments

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments.” This ASU clarifies various financial instruments topics, including the CECL standard issued in 2016. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Other amendments are effective upon issuance of this ASU. See the discussions regarding the adoption of ASU 2016-13 above.

ASU 2020-04 - Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848)". This ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU No. 2020-04 became effective for all entities as of March 12, 2020 and will apply to all LIBOR reference rate modifications through December 31, 2022.

ASU 2021-01 - Reference Rate Reform (Topic 848)

In January 2021, the FASB issued ASU No. 20214-01, "Reference Rate Reform (Topic 848)". The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. ASU No. 2021-01 became effective for all entities as of March 12, 2020 and will apply to contract modifications through December 31, 2022.

(2) Acquisitions
Acquisition of Shore Community Bank
On November 8, 2019, the Company completed its acquisition of 100 percent of the shares of common stock of Shore Community Bank ("Shore"), which merged with and into the Bank ("Shore Merger"). The shareholders of Shore received total consideration of $54.3 million, which was comprised of 1,509,275 shares of common stock of the Company with a market value of $29.2 million and cash of $25.1 million, of which $925,000 was cash paid in exchange for unexercised outstanding stock options.

The merger was accounted for under the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at preliminary estimated fair values as of the Shore Merger date. The excess of the fair value of the consideration paid over the preliminary net fair value of Shore's assets and liabilities resulted in the recognition of goodwill of $22.8 million. Shore’s results of operations have been included in the Company’s Consolidated Statements of Income since November 8, 2019.

The assets acquired and liabilities assumed in the Shore Merger were recorded at their fair values based on management’s best estimates, using information available at the date of the Shore Merger, including the use of third-party valuation specialists.

The following table summarizes the estimated fair value of the acquired assets and liabilities assumed:

(Dollars in thousands)	Amount
Consideration paid:
Company stock issued	$29,175
Cash payment	24,233
Cash payment for unexercised outstanding stock options	925
Total consideration paid	$54,333

Recognized amounts of identifiable assets acquired and liabilities assumed at fair value:
Cash and cash equivalents	$32,599
Investment securities available for sale	26,440
Loans	205,833
Premises and equipment, net	4,433
Core deposit intangible asset	1,467
Bank-owned life insurance	7,250
Right-of-use assets	3,226
Accrued interest receivable	778
Other real estate owned	605
Other assets	2,904
Deposits	(249,836)
Lease liability	(3,226)
Other liabilities	(948)
Total identifiable assets and liabilities, net	$31,525

Goodwill recorded from Shore merger	$22,808

ASC Topic 805-10 provides that if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report, in its financial statements, provisional amounts for the items for which the accounting is incomplete. During the measurement period, the acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date and may recognize additional assets or liabilities to reflect new information obtained from facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. At the time of the Shore acquisition tax liabilities were estimated. Subsequently new information was obtained from facts and circumstances that existed at the time of the Shore acquisition, which resulted in a $386,000 reduction of the estimated tax liability and a corresponding decrease in goodwill to $22.8 million at December 31, 2020. The measurement period may not exceed one year from the acquisition date and the measurement period for the Shore Merger has ended.

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
The following table summarizes the fair value of the acquired assets and liabilities assumed:

(Dollars in thousands)	Amount
Consideration paid:
Company stock issued	$5,494
Cash payment	2,668
Cash held in escrow	401
Total consideration paid	$8,563

Recognized amounts of identifiable assets acquired and liabilities assumed at fair value:
Cash and cash equivalents	$2,073
Investment securities available for sale	11,173
Loans	75,144
Premises and equipment, net	1,120
Core deposit intangible asset	80
Bank-owned life insurance	3,972
Accrued interest receivable	259
Other real estate owned	1,230
Other assets	1,601
Deposits	(87,223)
Other liabilities	(636)
Total identifiable assets and liabilities, net	$8,793

Gain from bargain purchase	$230

3.           Investment Securities

A summary of amortized cost and fair value of investment securities available for sale as of December 31, 2020 and 2019 follows:

	2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	$3,437	$7	$(5)	$3,439
Residential collateralized mortgage obligations - GSE	36,282	503	(6)	36,779
Residential mortgage backed securities - GSE	13,031	572	(6)	13,597
Obligations of state and political subdivisions	26,445	1,007	—	27,452
Corporate debt securities	20,997	465	(95)	21,367
Other debt securities	22,389	254	(80)	22,563
	$122,581	$2,808	$(192)	$125,197

	2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	$774	$—	$(10)	$764
Residential collateralized mortgage obligations - GSE	53,223	194	(242)	53,175
Residential mortgage backed securities - GSE	18,100	292	(5)	18,387
Obligations of state and political subdivisions	33,177	342	—	33,519
Corporate debt securities	24,716	139	(134)	24,721
Other debt securities	25,378	80	(242)	25,216
	$155,368	$1,047	$(633)	$155,782

A summary of amortized cost, carrying value and fair value of investment securities held to maturity as of December 31, 2020 and 2019 follows:

	2020
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$4,640	$—	$4,640	$166	$—	$4,806
Residential mortgage backed securities - GSE	24,517	—	24,517	1,208	—	25,725
Obligations of state and political subdivisions	61,249	—	61,249	1,248	(2)	62,495
Trust preferred debt securities - pooled	648	(472)	176	405	—	581
Other debt securities	1,970	—	1,970	63	—	2,033
	$93,024	$(472)	$92,552	$3,090	$(2)	$95,640

	2019
(In thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$5,117	$—	$5,117	$76	$(35)	$5,158
Residential mortgage backed securities - GSE	36,528	—	36,528	481	(54)	36,955
Obligations of state and political subdivisions	32,533	—	32,533	690	(25)	33,198
Trust preferred debt securities - pooled	657	(492)	165	479	—	644
Other debt securities	2,277	—	2,277	—	(9)	2,268
	$77,112	$(492)	$76,620	$1,726	$(123)	$78,223

At December 31, 2020 and December 31, 2019, $81.7 million and $92.2 million of investment securities, respectively, were pledged to secure public funds, collateralize borrowings from the FHLB and for other purposes required or permitted by law.

During 2020 and 2019, the Company received proceeds from the calls of securities with a book value of $6.5 million and $4.4 million, respectively, and resulted in gains of $38,000 and $30,000 for the years ended December 31, 2020 and 2019, respectively.

During 2020, the Company sold securities with a book value of $8.7 million for a net gain of $63,000. Included in the sales were $2.6 million of securities that were in the held to maturity portfolio and that resulted in a gain of $87,000 for year ended December 31, 2020. All held to maturity securities sold were mortgage backed securities with a remaining book value of less than 15% of the original principal balance at the time of purchase and, as allowed in ASC 320-10-25-14, were treated as held to maturity.
The following is a summary of the proceeds from the sales of investment securities and the associated gross gains, gross losses, and net tax expense for the years ended December 31, 2020, 2019, and 2018.

	2020		2019		2018
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Proceeds	$6,047	$2,643	$—	$—	$—	$—
Gross gains	30	87	—	—	—	—
Gross losses	(54)	—	—	—	—	—
Net tax (benefit) expense	(6)	23	—	—	—	—
The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company's investment portfolio as of December 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$1,024	$1,027	2.99%
Due after one year through five years	31,563	32,613	2.42
Due after five years through ten years	30,944	31,527	1.82
Due after ten years	59,050	60,030	2.00
Total	$122,581	$125,197	2.07%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$19,602	$19,655	2.01%
Due after one year through five years	6,266	6,461	3.87
Due after five years through ten years	15,484	16,199	2.85
Due after ten years	51,200	53,325	2.75
Total	$92,552	$95,640	2.69%

The following table presents gross unrealized losses on the Company's investment securities and the fair value of the related securities and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019.

	2020
		Less than 12 months		12 months or longer		Total
(In thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	1	$—	$—	$548	$(5)	$548	$(5)
Residential collateralized mortgage obligations - GSE	3	5,153	(2)	2,060	(4)	7,213	(6)
Residential mortgage backed securities - GSE	3	203	(6)	—	—	203	(6)
Obligations of state and political subdivisions	1	1,295	(2)	—	—	1,295	(2)
Corporate debt securities	3	—	—	3,399	(95)	3,399	(95)
Other debt securities	7	—	—	11,230	(80)	11,230	(80)
Total temporarily impaired securities	18	$6,651	$(10)	$17,237	$(184)	$23,888	$(194)

	2019
		Less than 12 months		12 months or longer		Total
(In thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasury securities and obligations of U.S. Government sponsored corporations (“GSE”)	1	$764	$(10)	$—	$—	$764	$(10)
Residential collateralized mortgage obligations - GSE	39	18,328	(138)	13,300	(139)	31,628	(277)
Residential mortgage backed securities - GSE	13	5,505	(59)	—	—	5,505	(59)
Obligations of state and political subdivisions	4	2,311	(25)	527	—	2,838	(25)
Corporate debt securities	6	2,994	(5)	9,396	(129)	12,390	(134)
Other debt securities	12	13,692	(151)	5,598	(100)	19,290	(251)
Total temporarily impaired securities	75	$43,594	$(388)	$28,821	$(368)	$72,415	$(756)

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

Corporate debt securities:  The unrealized losses on investments in corporate debt securities were caused by an increase in market interest rates, which includes the yield required by market participants for the issuer's credit risk.  None of the corporate issuers have defaulted on interest payments. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

Other debt securities:  The unrealized losses on investments in other debt securities were caused by an increase in market interest rates, which includes the yield required by market participants for the issuer's credit risk.  None of the issuers have defaulted on interest payments.  The decline in fair value is attributable to changes in market interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)), consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity. The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow, where that present value of cash flow was less than the amortized cost basis of the security. The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security and credit ratings of and projected credit defaults in the underlying collateral. Due to recovery of the cash flows underlying the security, the Company began to accrete the $501,000 of impairment charge in the other comprehensive income component in 2019. Total accretion of $20,000 and $9,000 was recognized in 2020 and 2019, respectively as an increase in the carrying amount of the security. On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required. As of December 31, 2020, management concluded that no additional other-than-temporary impairment had occurred.

The Company regularly reviews the composition of the investment securities portfolio, taking into account market risks, the current and expected interest rate environment, liquidity needs and its overall interest rate risk profile and strategic goals.

4.           Loans and Loans Held for Sale

The following table presents loans outstanding, by class of loan, as of December 31,

(In thousands)	2020	2019
Commercial real estate	$618,978	$567,655
Mortgage warehouse lines	388,366	236,672
Construction	129,245	148,939
Commercial business	188,728	139,271
Residential real estate	88,261	90,259
Loans to individuals	21,269	32,604
Other loans	113	137
Gross Loans	1,434,960	1,215,537
Deferred loan (fees) costs, net	(1,254)	491
Total	$1,433,706	$1,216,028

The Company's lending focus and business is concentrated primarily in New Jersey, particularly northern, central and coastal New Jersey and the New York City metropolitan area. A significant portion of the total loan portfolio is secured by real estate or other collateral located in these areas.

The Company is a participant in the Small Business Administration ("SBA") Preferred Lender Program and originates loans under the program that are later sold. The Company also sells residential mortgage loans in the secondary market on a non-recourse basis, generally with the related loan servicing rights released to purchasers. Loans held for sale at December 31, 2020 and 2019 included $29.8 million and $5.7 million, respectively, in residential mortgage loans that the Company intends to sell under best efforts forward sales commitments providing for delivery to purchasers generally within a two month period. The estimated fair value of the derivatives of interest-rate lock commitments was $537,000 at December 31, 2020 and $159,000 at December 31, 2019.

The following table presents loans held for sale, by type of loan, as of December 31, 2020 and 2019.

(In thousands)	2020	2019
Residential real estate	$29,782	$5,702
SBA	—	225
	$29,782	$5,927

Loans and loan participations sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans and loan participations serviced, but owned by outside investors, amounted to approximately $138.4 million and $104.0 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the carrying value, of servicing assets were $795,000 and $930,000, respectively. The estimated fair value of SBA servicing assets were $1.2 million and $1.2 million at December 31, 2020 and 2019, respectively and were estimated using a discount rate of 10.00% and 10.75% and constant prepayment speeds averaging 14.51% and 14.93% at December 31, 2020 and 2019, respectively..

The table below summarizes the changes in the related servicing assets for the years ended December 31, 2020 and 2019.

(In thousands)	2020	2019
Balance, beginning of year	$930	$991
Servicing assets capitalized	189	259
Amortization expense	(324)	(320)
Balance, end of year	$795	$930

In addition, the Company had discounts of $776,000 and $946,000 related to the retained unguaranteed portion of the SBA loans at December 31, 2020 and 2019, respectively.

5.           Allowance for Loan Losses and Credit Quality Disclosures

The Company’s primary lending emphasis is the origination of construction, commercial business and commercial real estate loans and mortgage warehouse lines of credit.  Based on the composition of the loan portfolio, the primary inherent risks are deteriorating credit quality, a decline in the economy and a decline in New Jersey and New York City metropolitan area real estate market values.  Any one, or a combination, of these events may adversely affect the loan portfolio and may result in increased delinquencies, loan losses and increased future provision levels.

The following table provides an aging of the loan portfolio by loan class at December 31, 2020 and 2019:

	2020
(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial real estate	$—	$—	$7,008	$7,008	$611,970	$618,978	$—	$7,565
Mortgage warehouse lines	—	—	—	—	388,366	388,366	—	—
Construction	—	—	7,500	7,500	121,745	129,245	—	7,500
Commercial business	1	—	84	85	188,643	188,728	—	225
Residential real estate	1,356	91	1,534	2,981	85,280	88,261	871	798
Loans to individuals	12	99	264	375	20,894	21,269	—	273
Other loans	—	—	—	—	113	113	—	—
	$1,369	$190	$16,390	$17,949	$1,417,011	1,434,960	$871	$16,361
Deferred loan (fees) costs, net						(1,254)
Total						$1,433,706

	2019
(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Nonaccrual Loans
Commercial real estate	$238	$1,927	$3,882	$6,047	$561,608	$567,655	$—	$2,596
Mortgage warehouse lines	—	—	—	—	236,672	236,672	—	—
Construction	—	—	—	—	148,939	148,939	—	—
Commercial business	381	—	330	711	138,560	139,271	—	501
Residential real estate	2,459	271	677	3,407	86,852	90,259	—	708
Loans to individuals	296	—	311	607	31,997	32,604	—	692
Other loans	—	—	—	—	137	137	—	—
	$3,374	$2,198	$5,200	$10,772	$1,204,765	1,215,537	$—	$4,497
Deferred loan (fees) costs, net						491
Total						$1,216,028

Loans are placed in a nonaccrual status when the ultimate collectability of principal or interest in whole, or in part, is in doubt.  Commercial loans contractually past-due 90 days or more for either principal or interest are also placed in nonaccrual status unless they are both well secured and in the process of collection. Residential mortgage loans are placed in nonaccrual status when the loans are contractually past due 120 days. Impaired loans are evaluated individually.

As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At December 31, 2020 and 2019, there were $2.4 million and $5.4 million of PCI loans, respectively, that were not classified as non-performing loans due to the accretion of income based on their original contract terms.

Additional income before taxes amounting to $552,000, $318,000 and $155,000 would have been recognized in 2020, 2019 and 2018, respectively, if interest on all loans had been recorded based upon their original contract terms.

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

When analyzing groups of loans under ASC Topic 450, the Company follows the Interagency Policy Statement on the Allowance for Loan and Lease Losses. The methodology considers the Company’s historical loss experience adjusted for changes in trends, conditions, and other relevant factors that affect repayment of the loans as of the evaluation date. These adjustment factors, known as qualitative factors, include:

•Delinquencies and nonaccruals;
•Portfolio quality;
•Concentration of credit;
•Trends in volume and type of loans;
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

The second category of reserves consists of the allocated portion of the allowance. The allocated portion of the allowance is determined by taking pools of loans outstanding that have similar characteristics and applying historical loss experience for each pool. This estimate represents the potential unconfirmed losses within the portfolio. Individual loan pools are created for commercial business loans and commercial real estate loans, construction loans, warehouse lines of credit and various types of loans to individuals. The historical loss estimation for each loan pool is then adjusted for qualitative factors such as economic trends, concentrations of credit, trends in the volume of loans, portfolio quality, delinquencies and nonaccrual trends. These factors are evaluated for each class of the loan portfolio and may have positive or negative effects on the allocated allowance for the loan portfolio segment. The aggregate amount resulting from the application of these qualitative factors determines the overall risk for the portfolio and results in an allocated allowance for each of the loan segments.

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

Commercial Business

The Company offers a variety of commercial loan services, including term loans, lines of credit and loans secured by equipment and receivables. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements) and the purchase of equipment and machinery. Commercial business loans are granted based on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower's ability to repay commercial business loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Company takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property of its borrowers, although the Company occasionally makes commercial business loans on an unsecured basis. Generally, the Company requires personal guarantees of its commercial business loans to offset the risks associated with such loans. Included in the commercial business loans are SBA PPP loans that were funded under the CARES Act. PPP loans are fully guaranteed by the SBA and therefore, are excluded from estimating the allowance for loan losses.

Much of the Company's lending is in northern, central and coastal New Jersey and in the New York City metropolitan area. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in New Jersey and the New York City metropolitan area could have a material adverse impact on the Company's loan portfolio. A prolonged decline in economic conditions in our market area could restrict borrowers' ability to pay outstanding principal and interest on loans when due. The value of assets pledged as collateral may decline and the proceeds from the sale or liquidation of these assets may not be sufficient to repay the loan.

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

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2020 and 2019:

Credit Exposure by Internally Assigned Grade	2020
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$121,745	$175,895	$580,699	$387,483	$85,203
Special Mention	—	5,942	15,419	883	358
Substandard	7,500	6,806	22,860	—	2,700
Doubtful	—	85	—	—	—
Total	$129,245	$188,728	$618,978	$388,366	$88,261

Credit Exposure by Payment Activity	2020
(In thousands)	Loans to Individuals	Other Loans
Performing	$20,996	$113
Nonperforming	273	—
Total	$21,269	$113

Credit Exposure by Internally Assigned Grade	2019
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$147,132	$135,804	$538,104	$235,808	$87,512
Special Mention	—	1,990	9,994	864	922
Substandard	1,807	1,477	19,557	—	1,825
Doubtful	—	—	—	—	—
Total	$148,939	$139,271	$567,655	$236,672	$90,259

Credit Exposure by Payment Activity	2019
(In thousands)	Loans to Individuals	Other Loans
Performing	$31,912	$137
Nonperforming	692	—
Total	$32,604	$137

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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method as of and for the years ended December 31, 2020, 2019 and 2018, respectively.

	2020
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan (Fees) Costs, Net	Total
Allowance for loan losses:
Beginning balance	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269		$9,271
Provision (credit) charged to operations	2,352	1,651	1,890	724	207	(57)	—	(69)		6,698
Loans charged off	—	(364)	—	—	—	(3)	—	—		(367)
Recoveries of loans charged off	—	31	8	—	—	—	—	—		39
Ending balance	$3,741	$2,727	$6,422	$1,807	$619	$125	$—	$200		$15,641

Individually evaluated for impairment	$2,089	$4	$19	$—	$—	$—	$—	$—		$2,112
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,652	2,723	6,403	1,807	619	125	—	200		13,529
Ending balance	$3,741	$2,727	$6,422	$1,807	$619	$125	$—	$200		$15,641
Loans receivables:
Individually evaluated for impairment	$7,500	$959	$11,717	$—	$798	$273	$—	$—	$—	$21,247
Loans acquired with deteriorated credit quality	—	308	3,323	—	410	—	—	—	—	4,041
Collectively evaluated for impairment	121,745	187,461	603,938	388,366	87,053	20,996	113	—	(1,254)	1,408,418
Total	$129,245	$188,728	$618,978	$388,366	$88,261	$21,269	$113	$—	$(1,254)	$1,433,706

	2019
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan (Fees) Costs, Net	Total
Allowance for loan losses:
Beginning balance	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92		$8,402
(Credit) provision charged to operations	(343)	(76)	1,178	352	(19)	38	43	177		1,350
Loans charged off	—	(370)	(93)	—	—	(7)	(43)	—		(513)
Recoveries of loans charged off	—	26	—	—	—	6	—	—		32
Ending balance	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269		$9,271

Individually evaluated for impairment	$8	$7	$50	$—	$—	$—	$—	$—		$65
Loans acquired with deteriorated credit quality	—	3	1	—	—	—	—	—	—	4
Collectively evaluated for impairment	1,381	1,399	4,473	1,083	412	185	—	269		9,202
Ending balance	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269		$9,271
Loans receivable:
Individually evaluated for impairment	$1,807	$1,251	$6,171	$—	$708	$692	$—	$—	$—	$10,629
Loans acquired with deteriorated credit quality	—	334	5,419	—	504	—	—	—	—	6,257
Collectively evaluated for impairment	147,132	137,686	556,065	236,672	89,047	31,912	137	—	491	1,199,142
Total	$148,939	$139,271	$567,655	$236,672	$90,259	$32,604	$137	$—	$491	$1,216,028

	2018
(In thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other	Unallocated	Deferred Loan (Fees) Costs, Net	Total
Allowance for loan losses:
Beginning balance	$1,703	$1,720	$2,949	$852	$392	$114	$—	$283		$8,013
(Credit) provision charged to operations	29	158	920	(121)	39	49	17	(191)		900
Loans charged off	—	(62)	(491)	—	—	(16)	(17)	—		(586)
Recoveries of loans charged off	—	13	61	—	—	1	—	—		75
Ending balance	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92		$8,402

Individually evaluated for impairment	$—	$380	$71	$—	$—	$—	$—	$—		$451
Loans acquired with deteriorated credit quality	—	—	2	—	—	—	—	—		$2
Collectively evaluated for impairment	1,732	1,449	3,366	731	431	148	—	92		7,949
Ending balance	$1,732	$1,829	$3,439	$731	$431	$148	$—	$92		$8,402
Loans receivable:
Individually evaluated for impairment	$103	$3,775	$5,093	$—	$1,156	$398	$—	$—	$—	$10,525
Loans acquired with deteriorated credit quality	—	319	1,419	—	—	—	—	—	—	1,738
Collectively evaluated for impairment	149,284	116,496	381,919	154,183	46,107	22,564	181	—	167	870,901
Total	$149,387	$120,590	$388,431	$154,183	$47,263	$22,962	$181	$—	$167	$883,164

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

The following tables summarize information regarding impaired loans receivable by loan class as of and for the years ended December 31, 2020, 2019 and 2018, respectively.

	2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2020 Average Recorded Investment	Year to Date 2020 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$—	$—	$—	$4,648	$—
Commercial business	1,120	2,500	—	1,360	58
Commercial real estate	11,806	13,833	—	11,016	328
Mortgage warehouse lines	—	—	—	—	—
	12,926	16,333	—	17,024	386
Consumer:
Residential real estate	1,208	1,465	—	1,260	28
Loans to individuals	273	297	—	476	—
Other	—	—	—	—	—
	1,481	1,762	—	1,736	28
With no related allowance	14,407	18,095	—	18,760	414
With an allowance:
Commercial:
Construction	7,500	7,500	2,089	2,801	—
Commercial business	147	147	4	302	1
Commercial real estate	3,234	3,234	19	3,481	181
Mortgage warehouse lines	—	—	—	—	—
	10,881	10,881	2,112	6,584	182
Consumer:
Residential real estate	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Other	—	—	—	—	—
	—	—	—	—	—
With an allowance	10,881	10,881	2,112	6,584	182

Total:
Construction	7,500	7,500	2,089	7,449	—
Commercial business	1,267	2,647	4	1,662	59
Commercial real estate	15,040	17,067	19	14,497	509
Mortgage warehouse lines	—	—	—	—	—
Residential real estate	1,208	1,465	—	1,260	28
Loans to individuals	273	297	—	476	—
Other	—	—	—	—	—
	$25,288	$28,976	$2,112	$25,344	$596

	2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year to Date 2019 Average Recorded Investment	Year to Date 2019 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$—	$—	$—	$35	$—
Commercial business	680	1,971	—	916	10
Commercial real estate	7,141	8,204	—	2,855	134
Mortgage warehouse lines	—	—	—	—	—
	7,821	10,175	—	3,806	144
Consumer:
Residential real estate	1,212	1,465	—	1,334	6
Loans to individuals	692	802	—	695	—
Other	—	—	—	—	—
	1,904	2,267	—	2,029	6
With no related allowance	9,725	12,442	—	5,835	150
With an allowance:
Commercial:
Construction	1,807	1,807	8	602	56
Commercial business	905	993	10	977	88
Commercial real estate	4,449	5,757	51	4,621	216
Mortgage warehouse lines	—	—	—	—	—
	7,161	8,557	69	6,200	360
Consumer:
Residential real estate	—	—	—	—	—
Loans to individuals	—	—	—	—	—
Other	—	—	—	1	—
	—	—	—	1	—
With an allowance	7,161	8,557	69	6,201	360

Total:
Construction	1,807	1,807	8	637	56
Commercial business	1,585	2,964	10	1,893	98
Commercial real estate	11,590	13,961	51	7,476	350
Mortgage warehouse lines	—	—	—	—	—
Residential real estate	1,212	1,465	—	1,334	6
Loans to individuals	692	802	—	696	—
Other	—	—	—	—	—
	$16,886	$20,999	$69	$12,036	$510

	2018
(Dollars in thousands)	Year to Date 2018 Average Recorded Investment	Year to Date 2018 Interest Income Recognized
With no related allowance:
Commercial:
Construction	$115	$7
Commercial business	1,112	112
Commercial real estate	2,757	48
Mortgage warehouse lines	—	—
	3,984	167
Consumer:
Residential real estate	846	—
Loans to individuals	410	—
Other	—	—
	1,256	—
With no related allowance	5,240	167
With an allowance:
Commercial:
Construction	—	—
Commercial business	3,326	44
Commercial real estate	4,336	252
Mortgage warehouse lines	—	—
	7,662	296
Consumer:
Residential real estate	—	—
Loans to individuals	—	—
Other	—	—
	—	—
With an allowance	7,662	296

Total:
Construction	115	7
Commercial business	4,438	156
Commercial real estate	7,093	300
Mortgage warehouse lines	—	—
Residential real estate	846	—
Loans to individuals	410	—
Other	—	—
	$12,902	$463

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

The following table presents additional information regarding PCI loans at December 31, 2020 and 2019:

(In thousands)	2020	2019
Outstanding balance	$5,221	$8,038
Carrying amount	4,041	6,257

In 2020 no loan loss provision was recorded for PCI loans. In 2019 and 2018 $4,000 and $2,000, respectively, in loan loss provisions were recorded for PCI loans.

The following table presents changes in accretable discount for PCI loans for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Balance at beginning of year	$657	$164	$126
Acquisition of impaired loans	—	658	168
Accretion of discount	(425)	(165)	(130)
Balance at end of year	$232	$657	164

Non-accretable difference at end of year	$1,149	$1,175	$122

The following table presents the years for the scheduled remaining accretable discount that will accrete to income based on the Company’s most recent estimates of cash flows for PCI loans:

(In thousands)	Years ending December 31,
	2021	$179
	2022	53
	2023	—
	Thereafter	—
	Total	$232

Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure

The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in process of foreclosure:

	December 31,
(Dollars in thousands)	2020		2019
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
	1	$311	2	$382

Troubled Debt Restructuring

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

If the Company restructures a loan to a troubled borrower, the loan terms (i.e., interest rate, payment, amortization period, maturity date) may be modified in various ways to enable the borrower to cover the modified debt service payments based on current financial information and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms may only be offered for that time period. Where possible, the Company would attempt to obtain additional collateral and/or secondary repayment sources at the time of the restructure in order to put the Company in the best possible position if the borrower is not able to meet the modified terms. The Company will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default. At December 31, 2020, there was one commercial real estate loan with a balance of $6.0 million that received an additional deferral of principal payments up to 90 days under the CARES Act, which was not a TDR.

In evaluating whether a restructuring constitutes a troubled debt restructuring, applicable guidance requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. There were no troubled debt restructurings during the year ended December 31, 2020. The following table is a breakdown of troubled debt restructurings, all of which are classified as impaired, which occurred during the year ended December 31, 2019:

	2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial business	3	$597	$595
Commercial real estate	1	$1,807	$1,807

There were no troubled debt restructurings that subsequently defaulted within 12 months of restructuring during the years ended December 31, 2020 and 2019.

6.     Related Parties

Activity related to loans to directors, executive officers and their affiliated interests during the years ended December 31, 2020 2019 and 2018 is as follows:

(In thousands)	2020	2019	2018
Balance, beginning of year	$6,336	$5,805	$2,719
Loans granted	794	3,199	3,365
Repayments of loans	(415)	(2,668)	(279)
Balance, end of year	$6,715	$6,336	$5,805

Related party deposits were $14.2 million, $12.7 million and $12.0 million at December 31, 2020, 2019 and 2018, respectively.

Rent of approximately $129,000, $128,000 and $126,000, was paid in 2020, 2019 and 2018, respectively, to an entity affiliated with a director of the Company for the lease of one of the Company's offices.

The Company has had and intends to have business transactions in the ordinary course of business with directors, officers and affiliated interests on comparable terms as those prevailing from time to time for other non-affiliated customers of the Company. For these transactions, related expenses are not significant to the operations of the Company.

7.           Premises and Equipment

Premises and equipment consist of the following at December 31, 2020 and 2019,

(Dollars in thousands)	Estimated Useful Lives	2020	2019
Land		$2,536	$2,536
Building	40 years	10,666	10,666
Leasehold improvements	3 - 10 years	7,820	7,721
Furniture, fixtures and equipment	3 - 15 years	7,122	6,401
Projects in progress		130	529
		28,274	27,853
Less: Accumulated depreciation		13,929	12,591
Total		$14,345	$15,262

Depreciation expense was $1,338,000, $985,000 and $820,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

8.           Other Real Estate Owned (“OREO”)

The following table presents the activity in other real estate owned for the years ended December 31,

(In thousands)	2020	2019	2018
Balance, beginning of year	$571	$2,515	$—
Other real estate owned properties added	—	—	1,460
Other real estate owned properties acquired in NJCB merger	—	—	1,230
Other real estate owned properties acquired in Shore merger	—	605	—
Sales during the year	(479)	(2,549)	—
Forfeitable deposit on other real estate owned	—	—	(175)
Balance, end of year	$92	$571	$2,515

The Company recorded gains and (losses) on sale of other real estate owned of $75,000, $(101,000) and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.

9.           Goodwill and Intangible Assets

Goodwill and intangible assets totaled $36.0 million and $36.8 million at December 31, 2020 and 2019, respectively. The table below presents goodwill at December 31,

(In thousands)	2020	2019
Beginning balance	$35,048	$11,854
Additions and adjustments	(386)	23,194
Ending balance	$34,662	$35,048

At the time of the Shore acquisition tax liabilities were estimated. Subsequently new information was obtained from facts and circumstances that existed at the time of the Shore acquisition, which resulted in a $386,000 reduction of the estimated tax liability and a corresponding decrease in goodwill to $22.8 million at December 31, 2020 . See Note 2: Acquisitions.

The table below presents core deposit intangible assets at December 31,

(In thousands)	2020	2019
Beginning balance	$1,731	$404
Additions	—	1,467
Amortization expense	(390)	(140)
Ending balance	$1,341	$1,731

Amortization expense of intangible assets was $390,000, $140,000 and $318,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Scheduled amortization of the core deposits intangible is as follows:

(In thousands)	Year	Amount
	2021	$314
	2022	263
	2023	213
	2024	164
	2025	134
	After five years	253
		$1,341

10.           Deposits

The following table presents the details of total deposits at December 31,

		% of Total		% of Total
(Dollars in thousands)	2020	Deposits	2019	Deposits
Non-interest bearing	$425,210	27.21%	$287,555	22.51%
Interest bearing	441,772	28.27	393,392	30.80
Savings	334,226	21.38	259,033	20.28
Certificates of deposit	361,631	23.14	337,382	26.41
	$1,562,839	100.00%	$1,277,362	100.00%

At December 31, 2020, certificates of deposit have contractual maturities as follows:

(In thousands)	Year	Amount
	2021	$304,466
	2022	43,310
	2023	6,163
	2024	2,851
	2025	4,841
		$361,631

Certificates of deposit greater than $250,000 were $45.1 million and $51.1 million at December 31, 2020 and December 31, 2019, respectively.

11.           Borrowings

At December 31, 2020 the Company had overnight borrowings totaling $9.8 million with an average interest rate of 0.34%. Overnight borrowings at December 31, 2019 totaled $92.1 million with a weighted average interest rate of 1.81%. These borrowings are primarily used to fund asset growth not supported by deposit generation.

At December 31, 2020, unused borrowing potential from the FHLB totaled $301.8 million and unused fed funds borrowing commitments from correspondent banks totaled $46.0 million.

12.           Redeemable Subordinated Debentures

On May 30, 2006, the Company established 1ST Constitution Capital Trust II (“Trust II”), a Delaware business trust and wholly-owned subsidiary of the Company, for the sole purpose of issuing $18.0 million of trust preferred securities (the “Capital Securities”).  Trust II utilized the $18.0 million in proceeds, along with $557,000 invested in Trust II by the Company, to purchase $18,557,000 of floating rate junior subordinated debentures issued by the Company and due to mature on June 15, 2036.  The subordinated debentures carry a floating interest rate based on the three-month LIBOR plus 165 basis points (1.8665% at December 31, 2020). The Capital Securities were issued in connection with a pooled offering involving approximately 50 other financial institution holding companies.  All of the Capital Securities were sold to a single pooling vehicle. The floating rate junior subordinated debentures are the only asset of Trust II and have terms that mirrored the Capital Securities. These debentures are redeemable in whole or in part prior to maturity. Trust II is obligated to distribute all proceeds of a redemption of these debentures, whether voluntary or upon maturity, to holders of the Capital Securities.  The Company’s obligation with respect to the Capital Securities and the debentures, when taken together, provided a full and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust II to pay amounts when due on the Capital Securities.  Interest payments on the floating rate junior subordinated debentures flow through Trust II to the pooling vehicle.

13.           Income Taxes

The components of income tax expense are summarized as follows for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Federal:
Current	$5,358	$2,826	$2,479
Deferred	(1,122)	418	209
Remeasurement of deferred tax assets and liabilities	—	—	(28)
	4,236	3,244	2,660
State:
Current	3,160	1,610	1,561
Deferred	(789)	186	96
	2,371	1,796	1,657
	$6,607	$5,040	$4,317

A comparison of income tax expense at the Federal statutory rate of 21% in 2020, 2019 and 2018 to the Company’s provision for income taxes is as follows:

(In thousands)	2020	2019	2018
Federal income tax	$5,186	$3,922	$3,437
Add (deduct) effect of:
State income taxes net of federal income tax effect	1,873	1,419	1,309
Tax-exempt interest income	(408)	(348)	(416)
Bank-owned life insurance	(172)	(131)	(110)
Executive compensation	144	120	96
Remeasurement of federal deferred tax assets and liabilities	—	—	(28)
Other items, net	(16)	58	29
Provision for income taxes	$6,607	$5,040	$4,317

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31, 2020 and 2019:

(In thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,510	$2,606
Supplemental executive retirement plan liability	1,385	1,343
Other than temporary impairment loss	112	118
Depreciation	697	752
Nonaccrual interest	525	318
Acquisition accounting adjustments	687	1,121
Lease liability	4,888	5,233
Federal net operating loss carryover, net	789	830
Other	412	103
Total gross deferred tax assets	$14,005	$12,424
Deferred tax liabilities:
Deferred costs	703	631
Pension liability	124	102
Right-of-use assets	4,652	5,048
Unrealized gain on securities available for sale	644	111
Total gross deferred tax liabilities	$6,123	$5,892

Net deferred tax assets	$7,882	$6,532

Based upon the current facts, management has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  However, there can be no assurances about the level of future earnings.

The Company is subject to U.S. Federal income tax as well as income tax of the State of New Jersey and other states. The tax years of 2017, 2018, and 2019 remain open to federal examination. The tax years of 2015, 2016, 2017, 2018, and 2019 remain open for state examination. The tax year 2020 will be open for federal and state examination when filed.

At December 31, 2020, the Company has $5.6 million of federal net operating loss carryforwards which begin to expire in 2034, unless previously used. These net operating loss carryforwards arose from the NJCB Merger. The Company's use of these net operating loss carryforwards is limited by statute to a maximum of $197,000 per year.

14.           Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is the total of net income and all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income. The components of accumulated other comprehensive income that are included in shareholders' equity and the related tax effects are as follows at December 31, 2020 and 2019:

	2020
(In thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gain on securities available for sale	$2,616	$(644)	$1,972
Unrealized impairment loss on held to maturity security	(472)	112	(360)
Gains on unfunded pension liability	444	(124)	320
Total other comprehensive income	$2,588	$(656)	$1,932

	2019
	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding loss on securities available for sale	$414	$(111)	$303
Unrealized impairment loss on held to maturity security	(492)	118	(374)
Gains on unfunded pension liability	364	(102)	262
Total other comprehensive income	$286	$(95)	$191

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax:

(In thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(434)	$(382)	$80	$(736)
Other comprehensive income (loss) before reclassifications	(1,236)	—	192	(1,044)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(44)	(44)
Reclassification adjustments for gains realized in income	(9)	—	—	(9)
Other comprehensive income (loss)	(1,245)	—	148	(1,097)
Balance, December 31, 2018	(1,679)	(382)	228	(1,833)
Other comprehensive income before reclassifications	2,005	—	156	2,161
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	(122)	(114)
Reclassification adjustments for gains realized in income	(23)	—	—	(23)
Other comprehensive income	1,982	8	34	2,024
Balance, December 31, 2019	303	(374)	262	191
Other comprehensive income before reclassifications	1,670	—	198	1,868
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	(140)	(126)
Reclassification adjustments for gains realized in income	(1)	—	—	(1)
Other comprehensive income	1,669	14	58	1,741
Balance, December 31, 2020	$1,972	$(360)	$320	$1,932

15.           Benefit Plans

Retirement Savings Plan: The Bank has a 401(k) Plan (the "Plan") which covers substantially all employees with six months or more of service. The plan permits all eligible employees to make contributions to the Plan up to the IRS salary deferral limit. Under the Plan, the Bank provided a matching contribution of 50%, up to 6% of base compensation. Employer contributions to the Plan amounted to $441,000, $348,000 and $343,000 in 2020, 2019 and 2018, respectively.

Bank-Owned Life Insurance: In connection with the benefit plans, the Bank has life insurance policies on the lives of its executives, directors, officers and employees. The Bank is the owner and beneficiary of the policies.  The cash surrender values of the policies totaled approximately $37.3 million and $36.7 million as of December 31, 2020 and 2019, respectively.

Supplemental Executive Retirement Plan

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans (the "Supplemental Plans"). The Supplemental Plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees participating in the Supplemental Plans. The present value of the benefits accrued under the Supplemental Plans as of December 31, 2020 and 2019 is approximately $4.5 million and $4.4 million, respectively, and is included in other liabilities and accumulated other comprehensive loss in the accompanying consolidated balance sheets. Compensation expense related to the Supplemental Plans of $147,000, $177,000 and $287,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table sets forth the changes in benefit obligations of the Company’s Supplemental Plans for the years ended December 31, 2020 and 2019.

(In thousands)	2020	2019
Change in Benefit Obligation
Beginning January 1	$4,416	$4,285
Service cost	184	189
Interest cost	165	164
Actuarial gain	(282)	(222)
Benefits paid	—	—
Ending December 31	$4,483	$4,416

Amount Recognized in Consolidated Balance Sheets
Liability for pension	$4,927	$4,780
Net actuarial gain included in accumulated other comprehensive income	(444)	(364)
Net recognized pension liability	$4,483	$4,416

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,483	$4,416
Accumulated benefit obligation	4,310	4,245

The following table sets forth the components of net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018.

(In thousands)	2020	2019	2018
Service cost	$184	$189	$192
Interest cost	165	164	157
Recognized net actuarial gain	(202)	(176)	(62)
Net periodic benefit cost	$147	$177	$287

For each of the years ended December 31, 2020, 2019 and 2018, the weighted-average discount rate was 4% and the assumed salary increase was 4% for each of the same years.

Management's expectation as of December 31, 2020 for the projected annual benefit payments is represented in the table below.

(In thousands)
2021	$4,785
2022	—
2023	—
2024	—
2025	—
Thereafter	—
$4,785

16.           Share-Based Compensation

The Company’s stock-based incentive plans (the “Stock Plans”) authorize the issuance of an aggregate of 945,873 shares of the Company’s common stock (as adjusted for stock dividends) pursuant to awards that may be granted in the form of stock options to purchase common stock ("Options"), awards of restricted shares of common stock (“Stock Awards”) and restricted stock units ("RSUs"). The purpose of the Stock Plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, employees and other persons to promote the success of the Company. Under the Stock Plans, Options have a term of ten years after the date of grant, subject to earlier termination in certain circumstances. Options are granted with an exercise price at the then fair market value of the Company’s common stock. The grant date fair value is calculated using the Black-Scholes option valuation model. As of December 31, 2020, there were 375,266 shares of common stock available for future grants under the Stock Plans.

Share-based compensation expense related to Options was $70,000, $55,000 and $57,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, there was approximately $94,000 of unrecognized compensation cost related to unvested Options granted under the Stock Plans that is expected to be recognized over the next four years.

Transactions in Options under the Stock Plans during the year ended December 31, 2020 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2020	122,151	$9.85	3.9	$1,500
Granted	27,000	17.53	9.1
Exercised	(10,536)	7.13
Forfeited	(1,300)	—
Expired or exchanged	(3,193)	—
Outstanding at December 31, 2020	134,122	$11.61	4.3	$731

Exercisable at December 31, 2020	101,662	$9.56	3.0	$703

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between market value of the Company's common stock on the last trading day of 2020 and the exercise price). The Company's closing stock price on December 31, 2020 was $15.87. During the year ended December 31, 2020, the aggregate intrinsic value of Options exercised was $134,000 and the Company received cash totaling $39,000 for Options exercised.

The following table summarizes the Options that were outstanding and exercisable at December 31, 2020:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Average Life in Years	Average Exercise Price	Number	Average Life in Years	Average Exercise Price
$5.54 to $5.63	44,897	0.8	$5.61	44,897	0.8	$5.61
$7.26 to $9.30	17,737	2.2	7.64	17,737	2.2	7.64
$10.10 to $13.13	30,958	6.3	11.84	20,478	4.8	11.19
$18.30 to $21.92	40,530	7.7	19.81	18,550	7.2	19.16
	134,122	4.3	$11.61	101,662	3.0	$9.56

The fair value of each Option and the significant weighted average assumptions used to calculate the fair value of the Options granted during the years ended December 31, 2020, 2019 and 2018 are as follows:

	January 6, 2020	March 19, 2020	2019	2018
Fair value of options granted	$5.27	$2.09	$5.63	$5.93
Risk-free rate of return	1.72%	1.00%	2.55%	2.46%
Expected option life in years	7	7	7	7
Expected volatility	24.53%	24.63%	29.09%	31.35%
Expected dividends	1.35%	2.86%	1.56%	1.18%

Share-based compensation expense related to Stock Awards was $1.1 million, $1.0 million and $962,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, there was approximately $1.5 million of unrecognized compensation cost related to non-vested stock awards that will be recognized over the next four years.

The following table summarizes the activity in unvested Stock Awards for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2020	134,359	$13.84
Granted	59,500	14.45
Vested	(62,501)	17.31
Forfeited	(1,475)	—
Balance at December 31, 2020	129,883	$12.61

The value of the Stock Awards is based upon the market value of the common stock on the date of grant. The Stock Awards generally vest over a four year service period, except for stock awards granted to the members of the Board of Directors which generally vest over a two year service period, with compensation expense recognized on a straight-line basis.

The following table summarizes the activity in RSUs for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2020	10,300	$19.38
Granted	18,950	21.92
Vested	(3,433)	19.38
Forfeited	—	—
Balance at December 31, 2020	25,817	$21.24

Share based compensation expense related to RSUs was $194,000 and $67,000 for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was approximately $255,000 of unrecognized compensation expense related to unvested RSUs.

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

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. The Company receives a fee for providing a commitment. The Company was committed to advance $66.8 million and $45.3 million for loans that have not closed and $341.9 million and $381.0 million for lines of credit on closed loans as of December 31, 2020 and 2019, respectively.

The Company issues financial standby letters of credit that are within the scope of ASC Topic 460, “Guarantees.” These are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments that the Company could be required to make under these standby letters of credit amounted to $686,000 at December 31, 2020 and $4.3 million at December 31, 2019. The current amount of the liability as of December 31, 2020 and 2019 for guarantors under standby letters of credit is not material.

The Company also enters into best efforts forward sales commitments to sell residential mortgage loans. These commitments are used to reduce the Company’s market price risk during the period from the commitment date to the sale date. The Company’s forward sales commitments were approximately $72.2 million at December 31, 2020 and $15 million at December 31, 2019. The notional amount of the locked rate origination commitments were $42.5 million and $9.3 million at December 31, 2020 and 2019, respectively, and the fair value of the locked rate loan origination commitments were $537,000 and $159,000 at December 31, 2020 and 2019, respectively.

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

18.           Other Operating Expenses

The components of other operating expenses for the years ended December 31, 2020, 2019 and 2018 are as follows:

(Dollars in thousands)	2020	2019	2018
Regulatory, professional and other consulting fees	$2,025	$1,806	$1,713
Equipment	1,640	1,286	1,175
Telephone	506	400	391
Amortization of intangible assets	390	140	318
Insurance	441	391	375
Supplies	339	275	294
Marketing	124	302	280
Other expenses	2,010	1,983	1,946
	$7,475	$6,583	$6,492

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they are subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of December 31, 2020, the Bank's capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The fully phased in capital conservation buffer was 2.5% of Common Equity Tier 1 capital to risk-weighted assets in 2020 and 2019. As of December 31, 2020, the Company and the Bank maintained a capital conservation buffer of at least 2.5%.

On September 17, 2019, the federal banking agencies adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio framework for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The community bank leverage ratio framework provides for a simpler measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the federal banking agencies’ capital rules and to have met the “well capitalized” ratio requirements. The Company and the Bank did not elect to use the framework.

The Bank's actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Common equity Tier 1	$167,067	11.11%	$67,676	4.50%	$97,754	6.50%
Total capital to risk-weighted assets	182,708	12.15%	120,313	8.00%	150,391	10.00%
Tier 1 capital to risk-weighted assets	167,067	11.11%	90,235	6.00%	120,313	8.00%
Tier 1 leverage capital	167,067	9.40%	71,083	4.00%	88,854	5.00%

As of December 31, 2019
Common equity Tier 1	$150,725	10.99%	$61,579	4.50%	$88,948	6.50%
Total capital to risk-weighted assets	159,996	11.67%	109,474	8.00%	136,843	10.00%
Tier 1 capital to risk-weighted assets	150,725	10.99%	82,106	6.00%	109,474	8.00%
Tier 1 leverage capital	150,725	10.54%	57,222	4.00%	71,528	5.00%

The Company's actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Common equity Tier 1	$149,292	9.92%	$67,701	4.50%	N/A	N/A
Total capital to risk-weighted assets	182,933	12.16%	120,357	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	167,292	11.12%	90,268	6.00%	N/A	N/A
Tier 1 leverage capital	167,292	9.41%	71,105	4.00%	N/A	N/A

As of December 31, 2019
Common equity Tier 1	$133,046	9.70%	$61,604	4.50%	N/A	N/A
Total capital to risk-weighted assets	160,317	11.69%	109,519	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	151,046	11.01%	82,139	6.00%	N/A	N/A
Tier 1 leverage capital	151,046	10.56%	57,245	4.00%	N/A	N/A

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

On January 21, 2016, the Board of Directors of the Company authorized a new common stock repurchase program. Under the new common stock repurchase program, the Company may purchase in open market or privately negotiated transactions up to five (5%) percent of its common shares outstanding on the date of the approval of the stock repurchase program, which limitation will be adjusted for any future stock dividends. This new repurchase program replaced the repurchase program authorized on August 3, 2005. The Company repurchased no shares during the years ended December 31, 2020, 2019 and 2018 under this program. For the year ended December 31, 2020, the Company withheld 14,411 shares of common stock in connection with the vesting of restricted stock awards to satisfy applicable tax withholding obligations.

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

Interest Rate Lock Derivatives. Interest rate lock commitments do not trade in active markets with readily observable prices. The fair value of an interest rate lock commitment is estimated based upon the forward sales price that is obtained in the best efforts commitment, taking into consideration the probability that the locked rate commitments will close.

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

The following table summarizes financial assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2020
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored corporations ("GSE")	$—	$3,439	$—	$3,439
Residential collateralized mortgage obligations - GSE	—	36,779	—	36,779
Residential mortgage backed securities-GSE	—	13,597	—	13,597
Obligations of state and political subdivisions	—	27,452	—	27,452
Corporate debt securities	9,287	12,080	—	21,367
Other debt securities	—	22,563	—	22,563
Interest rate lock derivative	—	537	—	537
Total	$9,287	$116,447	$—	$125,734

	December 31, 2019
(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S Government sponsored corporations (“GSE”)	$—	$764	$—	$764
Residential collateralized mortgage obligations - GSE	—	53,175	—	53,175
Residential mortgage backed securities – GSE	—	18,387	—	18,387
Obligations of state and political subdivisions	—	33,519	—	33,519
Corporate debt securities	11,151	13,570	—	24,721
Other debt securities	—	25,216	—	25,216
Interest rate lock derivative	—	159	—	159
Total	$11,151	$144,790	$—	$155,941

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial assets measured at fair value on a non-recurring basis at December 31, 2020 and 2019 are as follows:

(In thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2020
Impaired loans	—	—	$8,769	$8,769
Other real estate owned	—	—	92	92

December 31, 2019
Impaired loans	—	—	$7,092	$7,092
Other real estate owned	—	—	93	93

Impaired loans, measured at fair value and included in the above table, consisted of 5 loans having an aggregate balance of $10.9 million and specific loan loss allowances of $2.1 million at December 31, 2020 and 12 loans having an aggregate balance of $7.2 million and specific loan loss allowances of $69,000 at December 31, 2019.
The following table presents additional qualitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2020
Impaired loans	$8,769	Appraisal of collateral (1)	Appraisal adjustments (2)	0.1%-40.4% (12.6%)
Other real estate owned	92	Appraisal of collateral (1)	Appraisal adjustments (2)	79.0% (79.0%)

December 31, 2019
Impaired loans	$7,092	Appraisal of collateral (1)	Appraisal adjustments (2)	0.1%-40% (12.6%)
Other real estate owned	$93	Appraisal of collateral (1)	Appraisal adjustments (2)	47%- (47.0%)

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

The fair values and the carrying value of financial instruments at December 31, 2020 and 2019 were as follows:

	2020
(In thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$21,995	$21,995	$—	$—	$21,995
Securities available for sale	125,197	9,287	115,910	—	125,197
Securities held to maturity	92,552	—	95,640	—	95,640
Loans held for sale	29,782	—	30,618	—	30,618
Net loans	1,418,065	—	—	1,463,821	1,463,821
SBA servicing asset	795	—	1,209	—	1,209
Interest rate lock derivative	537	—	537	—	537
Accrued interest receivable	5,273	—	5,273	—	5,273
FHLB Stock	1,498	—	1,498	—	1,498
Deposits	(1,562,839)	—	(1,564,431)	—	(1,564,431)
Short-term borrowings	(9,825)	—	(9,825)	—	(9,825)
Redeemable subordinated debentures	(18,557)	—	(10,932)	—	(10,932)
Accrued interest payable	(851)	—	(851)	—	(851)

	2019
(In thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Cash and cash equivalents	$14,842	$14,842	$—	$—	$14,842
Securities available for sale	155,782	11,151	144,631	—	155,782
Securities held to maturity	76,620	—	78,223	—	78,223
Loans held for sale	5,927	—	6,093	—	6,093
Net loans	1,206,757	—	—	1,243,088	1,243,088
SBA servicing asset	930	—	1,245	—	1,245
Interest rate lock derivative	159	—	159	—	159
Accrued interest receivable	4,945	—	4,945	—	4,945
FHLB Stock	4,176	—	4,176	—	4,176
Deposits	(1,277,362)	—	(1,278,166)	—	(1,278,166)
Short-term borrowings	(92,050)	—	(92,050)	—	(92,050)
Redeemable subordinated debentures	(18,557)	—	(12,837)	—	(12,837)
Accrued interest payable	(1,592)	—	(1,592)	—	(1,592)

Loan commitments and standby letters of credit as of December 31, 2020 and 2019 were based on fees charged for similar agreements; accordingly, the estimated fair values of loan commitments and standby letters of credit were nominal.

22.     Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of Topic 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the years ended December 31, 2020, 2019 and 2018. Items outside the scope of Topic 606 are noted as such.

	For the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Service charges on deposits:
Overdraft fees	$195	$368	$343
Other	406	295	295
Interchange income	660	460	405
Other income - in scope	623	412	521
Gain (loss) on sale of OREO	75	(101)	—
Income on BOLI (1)	818	623	575
Gains on sales of loans, net (1)	10,230	4,885	4,475
Loan servicing fees (1)	652	711	656
Gain on sales/calls of securities (1)	101	30	12
Gain from bargain purchase (1)	—	—	230
Other income (1)	883	554	406
	$14,643	$8,237	$7,918
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

Gain (loss) on Sale of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. The Company generally does not finance the sale of OREO to the buyer; however, in determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

23.    Leases

At December 31, 2020, the Company had 37 operating leases under which the Company is a lessee. Of the 37 leases, 23 leases were for real property, including leases for 19 of the Company’s branch offices and 4 leases were for general office space including the Company’s headquarters. All of the real property leases include one or more options to extend the lease term. Four of the branch office leases are for the land on which the branch offices are located and the Company owns the leasehold improvements.

In addition, the Company had 13 leases for office equipment, which are primarily copiers and printers and one automobile lease. None of these leases include extensions and they generally have three to five year terms.

The Company does not have any finance leases.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized rent and equipment expense associated with these leases as follows:

(In thousands)	2020	2019	2018
Operating lease cost:
Fixed rent expense and equipment expense	$2,697	$2,021	$2,055
Short-term lease expense	47	12	—
Net lease cost	$2,744	$2,033	$2,055

(In thousands)	2020	2019	2018
Lease cost - occupancy expense	$2,495	$1,778	$1,801
Lease cost - other expense	249	255	254
Net lease cost	$2,744	$2,033	$2,055

Following is the cash and non-cash activities that were associated with the leases for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,565	$1,840	$2,055

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities
Upon adoption	$—	$15,674	$—
New or acquired during the year	337	3,765	—

The future payments due under operating leases at December 31, 2020, 2019 and 2018 were as follows:

	At December 31,
(In thousands)	2020	2019	2018
Due in less than one year	$2,106	$2,070	$1,525
Due in one year but less than two years	2,088	2,035	1,392
Due in two years but less than three years	1,993	2,022	1,245
Due in three years but less than four years	1,838	1,984	1,008
Due in four years but less than five years	1,669	1,847	798
Thereafter	13,437	15,118	2,284
Total future payments	$23,131	$25,076	$8,252
Less: Implied interest	(5,744)	(6,459)	—
Total lease liability	$17,387	$18,617	$8,252

As of December 31, 2020 and 2019, future payments due under operating leases were based on ASC Topic 842 and included, in general, at least one lease renewal option on all real estate leases except on three land leases where all renewal options were included. As of December 31, 2018, the minimum future payments were disclosed as required by ASC Topic 840 and do not include future rent related to renewal options.

As of December 31, 2020, the weighted-average remaining lease term for all operating leases is 14.6 years. The weighted average discount rate associated with the operating leases as of December 31, 2020 was 3.34%.

24.           Parent-only Financial Information

The condensed financial statements of 1ST Constitution Bancorp (parent company only) are presented below:

1ST CONSTITUTION BANCORP
Condensed Statements of Financial Condition
(Dollars in Thousands)

	December 31,
	2020	2019
Assets:
Cash	$404	$594
Investment securities	557	557
Investment in subsidiary	205,432	188,257
Total Assets	$206,393	$189,408
Liabilities And Shareholders’ Equity
Other liabilities	$179	$273
Subordinated debentures	18,557	18,557
Shareholders’ equity	187,657	170,578
Total Liabilities and Shareholders’ Equity	$206,393	$189,408

1ST CONSTITUTION BANCORP
Condensed Statements of Income and Comprehensive Income
(Dollars in Thousands)

	Year ended December 31,
	2020	2019	2018
Income:
Dividend income from subsidiary	$4,127	$3,369	$2,830
Total Income	4,127	3,369	2,830
Expense:
Interest expense	434	748	694
Total Expense	434	748	694
Income before income taxes and equity in undistributed income of subsidiaries	3,693	2,621	2,136
Income tax benefit	(91)	(155)	(146)
Income before equity in undistributed income of subsidiaries	3,784	2,776	2,282
Equity in undistributed income of subsidiaries	14,302	10,858	9,766
Net Income	18,086	13,634	12,048
Equity in other comprehensive income (loss) of subsidiaries	1,741	2,024	(1,097)
Comprehensive Income	$19,827	$15,658	$10,951

1ST CONSTITUTION BANCORP
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net Income	$18,086	$13,634	$12,048
Adjustments:
Decrease in other assets	—	—	2,520
(Decrease) increase in other liabilities	(94)	(163)	407
Equity in undistributed income of subsidiaries	(14,302)	(10,858)	(9,766)
Net cash provided by operating activities	3,690	2,613	5,209

Cash Flows From Investing Activities:
Cash paid for NJCB merger	—	—	(3,069)
Net cash used in investing activities	—	—	(3,069)

Cash Flows From Financing Activities:
Cash dividend paid	(3,676)	(2,593)	(2,120)
Exercise of stock options	39	149	88
Purchase of treasury stock, net	(243)	—	—
Net cash used in financing activities	(3,880)	(2,444)	(2,032)

Net (decrease) increase in cash	(190)	169	108
Cash at beginning of year	594	425	317
Cash at end of year	$404	$594	$425
`

25.           Quarterly Financial Data (Unaudited)

The following table sets forth a condensed summary of the Company’s quarterly results of operations for the years ended December 31, 2020, 2019 and 2018.

Selected 2020 Quarterly Data
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
Interest income	$18,324	$17,708	$16,726	$16,388
Interest expense	1,957	2,356	2,878	3,452
Net interest income	16,367	15,352	13,848	12,936
Provision for loan losses	1,358	2,320	2,125	895
Net interest income after provision for loan losses	15,009	13,032	11,723	12,041
Non-interest income	4,351	4,736	3,100	2,456
Non-interest expense	11,163	10,962	9,837	9,793
Income before income taxes	8,197	6,806	4,986	4,704
Income taxes	2,132	1,896	1,296	1,283
Net income	$6,065	$4,910	$3,690	$3,421
Earnings per common share:(1)
Basic	$0.59	$0.48	$0.36	$0.34
Diluted	0.59	0.48	0.36	0.33

Selected 2019 Quarterly Data
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
Interest income	$16,748	$14,874	$14,553	$13,915
Interest expense	3,589	3,357	3,120	2,688
Net interest income	13,159	11,517	11,433	11,227
Provision for loan losses	300	350	400	300
Net interest income after provision for loan losses	12,859	11,167	11,033	10,927
Non-interest income	1,995	2,206	2,170	1,866
Non-interest expense	10,453	8,436	8,566	8,094
Income before income taxes	4,401	4,937	4,637	4,699
Income taxes	1,157	1,314	1,267	1,302
Net income	$3,244	$3,623	$3,370	$3,397
Earnings per common share:(1)
Basic	$0.34	$0.42	$0.39	$0.39
Diluted	0.34	0.42	0.39	0.39

Selected 2018 Quarterly Data
(Dollars in thousands, except per share data)	December 31	September 30	June 30	March 31
Interest income	$13,754	$13,783	$12,881	$11,055
Interest expense	2,415	2,387	1,863	1,376
Net interest income	11,339	11,396	11,018	9,679
Provision for loan losses	225	225	225	225
Net interest income after provision for loan losses	11,114	11,171	10,793	9,454
Non-interest income	1,836	2,154	2,043	1,885
Non-interest expense	8,295	7,894	10,251	7,645
Income before income taxes	4,655	5,431	2,585	3,694
Income taxes	1,342	1,420	714	841
Net income	$3,313	$4,011	$1,871	$2,853
Earnings per common share:(1)
Basic	$0.39	$0.48	$0.22	$0.35
Diluted	0.38	0.46	0.22	0.34

(1) The sum of quarterly income per basic and diluted common share may not equal net income per basic and diluted common share, respectively, for the years ended December 31, 2020, 2019 and 2018 due to differences in the computation of weighted average diluted common shares on a quarterly and annual basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CONSTITUTION BANCORP

Date:	March 15, 2021	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ROBERT F. MANGANO	President, Chief Executive Officer and Director	March 15, 2021
Robert F. Mangano	(Principal Executive Officer)
/s/ STEPHEN J. GILHOOLY	Senior Vice President, Treasurer and Chief Financial Officer	March 15, 2021
Stephen J. Gilhooly /s/ NAQI A. NAQVI	(Principal Financial Officer) Senior Vice President and Chief Accounting Officer	March 15, 2021
Naqi A. Naqvi	(Principal Accounting Officer)
/s/ CHARLES S. CROW, III	Chairman of the Board	March 15, 2021
Charles S. Crow, III /s/ WILLIAM M. RUE	Director	March 15, 2021
William M. Rue /s/ EDWIN J. PISANI	Director	March 15, 2021
Edwin J. Pisani /s/ ANTONIO L. CRUZ	Director	March 15, 2021
Antonio L. Cruz /s/ ROY D. TARTAGLIA	Director	March 15, 2021
Roy D. Tartaglia /s/ J. LYNNE CANNON	Director	March 15, 2021
J. Lynne Cannon /s/ JAMES G. AARON	Director	March 15, 2021
James G. Aaron /s/ CARMEN M. PENTA	Director	March 15, 2021
Carmen M. Penta /s/ WILLIAM J. BARRETT	Director	March 15, 2021
William J. Barrett /s/ RAYMOND R. CICCONE	Director	March 15, 2021
Raymond R. Ciccone