Form 10-Q
period 2021-03-31
1ST CONSTITUTION BANCORP
filed 2021-05-10
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
    As of May 6, 2021, there were 10,265,563 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$7,483	$3,661
Interest-earning deposits	158,418	18,334
Total cash and cash equivalents	165,901	21,995
Investment securities
Available for sale, at fair value	130,897	125,197
Held to maturity (fair value of $97,899 and $95,640 at March 31, 2021 and December 31, 2020, respectively)	95,371	92,552
Total investment securities	226,268	217,749
Loans held for sale	15,679	29,782
Loans	1,294,988	1,433,706
Less: allowance for loan losses	(17,044)	(15,641)
Net loans	1,277,944	1,418,065
Premises and equipment, net	14,207	14,345
Right-of-use assets	16,121	16,548
Accrued interest receivable	4,663	5,273
Bank-owned life insurance	37,490	37,316
Other real estate owned	48	92
Goodwill and intangible assets	35,922	36,003
Other assets	11,988	9,741
Total assets	$1,806,231	$1,806,909
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$469,339	$425,210
Interest bearing	1,091,880	1,137,629
Total deposits	1,561,219	1,562,839
Short-term borrowings	—	9,825
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	699	851
Lease liability	16,993	17,387
Accrued expenses and other liabilities	17,500	9,793
Total liabilities	1,614,968	1,619,252
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,320,866 and 10,293,535 shares issued and 10,265,163 and 10,245,826 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	111,460	111,135
Retained earnings	79,208	75,201
Treasury stock, 55,703 and 47,709 shares at March 31, 2021 and December 31, 2020, respectively	(739)	(611)
Accumulated other comprehensive income	1,334	1,932
Total shareholders' equity	191,263	187,657
Total liabilities and shareholders' equity	$1,806,231	$1,806,909
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Loans, including fees	$15,925	$14,805
Securities:
Taxable	520	1,056
Tax-exempt	478	438
Federal funds sold and short-term investments	37	89
Total interest income	16,960	16,388
INTEREST EXPENSE
Deposits	1,598	3,238
Borrowings	—	62
Redeemable subordinated debentures	84	152
Total interest expense	1,682	3,452
Net interest income	15,278	12,936
PROVISION FOR LOAN LOSSES	1,400	895
Net interest income after provision for loan losses	13,878	12,041
NON-INTEREST INCOME
Service charges on deposit accounts	117	213
Gain on sales of loans	3,095	1,470
Income on bank-owned life insurance	174	180
Gain on sales and calls of securities	2	8
Other income	690	585
Total non-interest income	4,078	2,456
NON-INTEREST EXPENSES
Salaries and employee benefits	6,952	6,169
Occupancy expense	1,311	1,170
Data processing expenses	491	446
FDIC insurance expense	270	34
Other real estate owned expenses	52	17
Other operating expenses	2,025	1,957
Total non-interest expenses	11,101	9,793
Income before income taxes	6,855	4,704
INCOME TAXES	1,926	1,283
Net income	$4,929	$3,421
EARNINGS PER COMMON SHARE
Basic	$0.48	$0.34
Diluted	$0.48	$0.33
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,261,718	10,200,836
Diluted	10,307,559	10,262,047
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net income	$4,929	$3,421
Other comprehensive loss:
Unrealized holding losses on securities available for sale	(678)	(187)
Tax effect	163	46
Net of tax amount	(515)	(141)

Reclassification adjustment for gains on securities available for sale(1)	—	(1)
Tax effect (2)	—	—
Net of tax amount	—	(1)

Reclassification adjustment for unrealized impairment loss on held to maturity security(3)	6	3
Tax effect	(1)	(1)
Net of tax amount	5	2

Pension liability	(32)	56
Tax effect	8	(17)
Net of tax amount	(24)	39

Reclassification adjustment for actuarial gains for unfunded pension liability(4)	(89)	(44)
Tax effect (2)	25	13
Net of tax amount	(64)	(31)

Total other comprehensive loss	(598)	(132)

Comprehensive income	$4,331	$3,289
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

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2020	$109,964	$60,791	$(368)	$191	$170,578
Net income	—	3,421	—	—	3,421
Issuance of restricted shares (15,650 shares)	—	—	—	—	—
Share-based compensation	290	—	—	—	290
Cash dividends ($0.09 per share)	—	(917)	—	—	(917)
Treasury stock purchased (6,028 shares)	—	—	(135)	—	(135)
Other comprehensive loss	—	—	—	(132)	(132)
Balance, March 31, 2020	$110,254	$63,295	$(503)	$59	$173,105

Balance, January 1, 2021	$111,135	$75,201	$(611)	$1,932	$187,657
Net income	—	4,929	—	—	4,929
Exercise of stock options and issuance of restricted shares (6,481 shares and 20,850 shares, respectively)	54	—	—	—	54
Share-based compensation	271	—	—	—	271
Cash dividends ($0.09 per share)	—	(922)	—	—	(922)
Treasury stock purchase (7,994 shares)			(128)		(128)
Other comprehensive loss	—	—	—	(598)	(598)
Balance, March 31, 2021	$111,460	$79,208	$(739)	$1,334	$191,263

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$4,929	$3,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Provision for loan losses	1,400	895
Depreciation and amortization	476	542
Net amortization of premiums and discounts on securities	320	306
SBA loan discount accretion	(88)	(106)
Gain on sales and calls of securities available for sale	—	(1)
Gain on sales and calls of securities held to maturity	(2)	(7)
Write-down of other real estate owned	44	—
Gain on sales of loans held for sale	(3,095)	(1,470)
Originations of loans held for sale	(89,927)	(42,459)
Proceeds from sales of loans held for sale	107,125	38,101
Increase in cash surrender value on bank–owned life insurance	(174)	(180)
Share-based compensation expense	271	290
Increase in deferred tax asset	(1,911)	(41)
Noncash rent and equipment expense	33	49
Decrease in accrued interest receivable	610	102
Increase in other assets	(656)	(628)
Decrease in accrued interest payable	(152)	(162)
Increase (decrease) in accrued expenses and other liabilities	7,586	(131)
Net cash provided by (used in) operating activities	26,789	(1,479)
INVESTING ACTIVITIES:
Purchases of securities:
Available for sale	(16,414)	(18,416)
Held to maturity	(19,203)	(16,729)
Proceeds from sales, calls, maturities and payments of securities:
Available for sale	9,811	10,051
Held to maturity	16,297	4,889
Net redemption (purchase) of restricted stock	442	(1,038)
Net decrease (increase) in loans	138,809	(1,838)
Capital expenditures	(184)	(37)
Proceeds from sales of other real estate owned	—	101
Net cash provided by (used in) investing activities	129,558	(23,017)
FINANCING ACTIVITIES:
Exercise of stock options	54	—
Purchase of treasury shares	(128)	(135)
Cash dividends paid to shareholders	(922)	(917)
Net (decrease) increase in deposits	(1,620)	20,670
(Decrease) increase in short-term borrowings	(9,825)	2,075
Net cash (used in) provided by financing activities	(12,441)	21,693
Increase (decrease) in cash and cash equivalents	143,906	(2,803)
Cash and cash equivalents at beginning of period	21,995	14,842
Cash and cash equivalents at end of period	$165,901	$12,039

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for -
Interest	$1,834	$3,614
Income taxes	165	101

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

(1)   Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc and 1st Constitution Real Estate Investment Corporation (the "REIT"), which is indirectly owned by the Bank. To qualify as a real estate investment trust for tax purposes, the REIT must have 100 or more shareholders. As a result, less than 20 percent of the REIT’s outstanding non-voting preferred stock has been issued to individual shareholders, consisting of officers, directors and employees of the Bank and their adult family members. The Bank owns the remaining issued and outstanding preferred stock and common stock of the REIT. 1ST Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2021 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

Novel Coronavirus ("COVID-19") Impact: The sudden emergence of the COVID-19 global pandemic in the first quarter of 2020, and the responses thereto (including business and school closures, restrictions on travel and social distancing protocols), have caused, and are continuing to cause, widespread uncertainty, social and economic disruption, highly volatile financial markets and unprecedented increases in unemployment levels in a short period of time. As a result, almost all businesses located in the Bank’s primary market areas of northern and central New Jersey, communities along the New Jersey shore, and the New York City metropolitan area, and their employees, have been adversely impacted.

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

The Economic Aid to Hard Hit Small Business, Not for Profits and Venues Act (“Economic Aid Act”) was enacted in December 2020 in further response to the COVID-19 pandemic. Among other things, the Economic Aid Act provides relief to borrowers in the form of access to additional credit through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) as originally constituted under the CARES Act. In addition, the Economic Aid Act extended the relief from ASC Topic 310-40, such that the Company is able to opt out of applying the “troubled-debt restructuring” accounting guidance for loan modifications made between January 1, 2021 and the earlier of (i) December 30, 2021 or (ii) 60 days after the President declares a termination of the COVID-19 national emergency; provided, that, the modified loans were not more than 30 days past due as of December 31, 2019. The Bank adopted this provision as of December 31, 2020.

Goodwill: Goodwill is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.”  The Company evaluates its goodwill for impairment on an annual basis, or more often if there is a triggering event which indicates that there is an impairment. The Company did not identify a triggering event during the three months ended March 31, 2021.

If the Company’s common stock price is lower than the Company’s book value per common share in future periods, the Company will evaluate goodwill for impairment. Changes in economic conditions, actual loan losses at levels higher than projected, changes in market interest rates and changes in discount rates and valuation multiples may affect the Company’s financial projections and valuation. The Company may determine that goodwill becomes impaired in a future period and a portion or all of the goodwill may be written off. Any impairment loss related to goodwill and other intangible assets is reflected as other non-interest expense in the statements of income in the period in which the impairment was determined. No assurance can be given that future impairment tests will not result in a charge to earnings.

(2) Earnings Per Common Share

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

Dilutive securities in the tables below exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. For the three months ended March 31, 2021 and 2020, 62,030 and 41,430 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020

Net income	$4,929	$3,421

Basic weighted average shares outstanding	10,261,718	10,200,836
Plus: common stock equivalents	45,841	61,211
Diluted weighted average shares outstanding	10,307,559	10,262,047
Earnings per share:
Basic	0.48	0.34
Diluted	0.48	0.33

(3) Investment Securities
A summary of amortized cost and fair value of investment securities available for sale follows:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$3,017	$13	$(4)	$3,026
Residential collateralized mortgage obligations - GSE	33,355	403	(78)	33,680
Residential mortgage backed securities - GSE	26,228	495	(228)	26,495
Obligations of state and political subdivisions	24,655	897	—	25,552
Corporate debt securities	21,001	386	(68)	21,319
Other debt securities	20,703	195	(73)	20,825
Total	$128,959	$2,389	$(451)	$130,897

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$3,437	$7	$(5)	$3,439
Residential collateralized mortgage obligations - GSE	36,282	503	(6)	36,779
Residential mortgage backed securities - GSE	13,031	572	(6)	13,597
Obligations of state and political subdivisions	26,445	1,007	—	27,452
Corporate debt securities	20,997	465	(95)	21,367
Other debt securities	22,389	254	(80)	22,563
Total	$122,581	$2,808	$(192)	$125,197

A summary of amortized cost, carrying value and fair value of investment securities held to maturity follows:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$3,976	$—	$3,976	$110	$(18)	$4,068
Residential mortgage backed securities - GSE	22,293	—	22,293	992	—	23,285
Obligations of state and political subdivisions	64,938	—	64,938	1,092	(78)	65,952
Trust preferred debt securities - pooled	645	(466)	179	479	—	658
Other debt securities	3,985	—	3,985	23	(72)	3,936
Total	$95,837	$(466)	$95,371	$2,696	$(168)	$97,899

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$4,640	$—	$4,640	$166	$—	$4,806
Residential mortgage backed securities - GSE	24,517	—	24,517	1,208	—	25,725
Obligations of state and political subdivisions	61,249	—	61,249	1,248	(2)	62,495
Trust preferred debt securities - pooled	648	(472)	176	405	—	581
Other debt securities	1,970	—	1,970	63	—	2,033
Total	$93,024	$(472)	$92,552	$3,090	$(2)	$95,640

At March 31, 2021 and December 31, 2020, $71.7 million and $81.7 million of investment securities, respectively, were pledged to secure public funds and collateralized borrowings from the Federal Home Loan Bank of New York (“FHLB”) and for other purposes required or permitted by law.

Restricted stock was included in other assets at March 31, 2021 and December 31, 2020 and totaled $1.2 million and $1.7 million, respectively. Restricted stock consisted of $1.1 million of FHLB stock and $160,000 of Atlantic Community Bankers Bank stock at March 31, 2021 and $1.5 million of FHLB and $160,000 of Atlantic Community Bankers Bank stock at December 31, 2020.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of March 31, 2021.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$1,590	$1,601	2.12%
Due after one year through five years	31,779	32,757	2.44%
Due after five years through ten years	26,697	27,135	1.74%
Due after ten years	68,893	69,404	1.94%
Total	$128,959	$130,897	2.02%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$19,831	$19,873	1.36%
Due after one year through five years	4,937	5,110	3.58%
Due after five years through ten years	14,253	14,808	2.76%
Due after ten years	56,350	58,108	2.63%
Total	$95,371	$97,899	2.44%

Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE)	1	$—	$—	$518	$(4)	$518	$(4)
Residential collateralized mortgage obligations - GSE	4	5,818	(93)	1,449	(3)	7,267	(96)
Residential mortgage backed securities - GSE	10	14,096	(222)	200	(6)	14,296	(228)
Obligations of state and political subdivisions	7	9,208	(78)	—	—	9,208	(78)
Corporate debt securities	3	—	—	3,427	(68)	3,427	(68)
Other debt securities	8	4,792	(75)	9,155	(70)	13,947	(145)
Total temporarily impaired securities	33	$33,914	$(468)	$14,749	$(151)	$48,663	$(619)

	December 31, 2020
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE)	1	$—	$—	$548	$(5)	$548	$(5)
Residential collateralized mortgage obligations - GSE	3	5,153	(2)	2,060	(4)	7,213	$(6)
Residential mortgage backed securities - GSE	3	203	(6)	—	—	203	(6)
Obligations of state and political subdivisions	1	1,295	(2)	—	—	1,295	(2)
Corporate debt securities	3	—	—	3,399	(95)	3,399	(95)
Other debt securities	7	—	—	11,230	(80)	11,230	(80)
Total temporarily impaired securities	18	$6,651	$(10)	$17,237	$(184)	$23,888	$(194)
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

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)), consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity. The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow, where that present value of cash flow was less than the amortized cost basis of the security. The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security and credit ratings of and projected credit defaults in the underlying collateral. Due to recovery of the cash flows underlying the security, the Company began to accrete the $501,000 of impairment charge in the other comprehensive income component in 2019. Total accretion of $6,000 was recognized in the first three months of 2021 as an increase in the carrying amount of the security. On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required. As of March 31, 2021, management concluded that no additional other-than-temporary impairment had occurred.

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

The following table provides an aging of the loan portfolio by loan class at March 31, 2021:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$—	$—	$1,322	$1,322	$606,711	$608,033	$—	$5,812
Mortgage warehouse lines	—	—	—	—	267,580	267,580	—	—
Construction	216	—	7,500	7,716	131,208	138,924	—	7,500
Commercial business	—	—	84	84	187,305	187,389	—	217
Residential real estate	291	—	1,289	1,580	73,468	75,048	—	1,653
Loans to individuals	96	—	47	143	19,298	19,441	—	151
Other loans	—	—	—	—	103	103	—	—
Total loans	$603	$—	$10,242	$10,845	$1,285,673	1,296,518	$—	$15,333
Deferred loan fees, net						(1,530)
Total loans						$1,294,988

The following table provides an aging of the loan portfolio by loan class at December 31, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-accrual Loans
Commercial real estate	$—	$—	$7,008	$7,008	$611,970	$618,978	$—	$7,565
Mortgage warehouse lines	—	—	—	—	388,366	388,366	—	—
Construction	—	—	7,500	7,500	121,745	129,245	—	7,500
Commercial business	1	—	84	85	188,643	188,728	—	225
Residential real estate	1,356	91	1,534	2,981	85,280	88,261	871	798
Loans to individuals	12	99	264	375	20,894	21,269	—	273
Other loans	—	—	—	—	113	113	—	—
Total loans	$1,369	$190	$16,390	$17,949	$1,417,011	1,434,960	$871	$16,361
Deferred loan fees, net						(1,254)
Total loans						$1,433,706
As provided by (“ASC”) 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At March 31, 2021 and December 31, 2020, there were $1.8 million and $2.4 million of purchased credit impaired loans, respectively, that were not classified as non-performing loans due to the accretion of income.
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

The following table provides a breakdown of the loan portfolio by credit quality indicator at March 31, 2021:

(Dollars in thousands)
Credit Exposure by Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$131,208	$174,619	$568,046	$267,206	$72,003
Special Mention	216	3,139	18,678	374	354
Substandard	7,500	9,547	21,309	—	2,691
Doubtful	—	84	—	—	—
Total	$138,924	$187,389	$608,033	$267,580	$75,048

Credit Exposure by Payment Activity	Loans To Individuals	Other Loans
Performing	$19,290	$103
Non-performing	151	—
Total	$19,441	$103

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2020:

(Dollars in thousands)
Credit Exposure by Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$121,745	$175,895	$580,699	$387,483	$85,203
Special Mention	—	5,942	15,419	883	358
Substandard	7,500	6,806	22,860	—	2,700
Doubtful	—	85	—	—	—
Total	$129,245	$188,728	$618,978	$388,366	$88,261

Credit Exposure by Payment Activity	Loans To Individuals	Other Loans
Performing	$20,996	$113
Non-performing	273	—
Total	$21,269	$113
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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,664	$7	$141	$—	$—	$—	$—	$—	$3,812
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,804	2,903	6,538	1,212	478	120		177	13,232
Ending Balance	$5,468	$2,910	$6,679	$1,212	$478	$120	$—	$177	$17,044

Loans receivable:
Individually evaluated for impairment	$7,500	$943	$10,444	$—	$1,653	$151	$—	$—	$20,691
Loans acquired with deteriorated credit quality	—	302	2,515	—	417	—	—	—	3,234
Collectively evaluated for impairment	131,424	186,144	595,074	267,580	72,978	19,290	103	—	1,272,593
Ending Balance	$138,924	$187,389	$608,033	$267,580	$75,048	$19,441	$103	$—	1,296,518
Deferred loan fees, net									(1,530)
									$1,294,988

	December 31, 2020
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$2,089	$4	$19	$—	$—	$—	$—	$—	$2,112
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,652	2,723	6,403	1,807	619	125	—	200	13,529
Ending Balance	$3,741	$2,727	$6,422	$1,807	$619	$125	$—	$200	$15,641

Loans receivable:
Individually evaluated for impairment	$7,500	$959	$11,717	$—	$798	$273	$—	$—	$21,247
Loans acquired with deteriorated credit quality	—	308	3,323	—	410	—	—	—	4,041
Collectively evaluated for impairment	121,745	187,461	603,938	388,366	87,053	20,996	113	—	1,409,672
Ending Balance	$129,245	$188,728	$618,978	$388,366	$88,261	$21,269	$113	$—	1,434,960
Deferred loan fees, net									(1,254)
									$1,433,706
At March 31, 2021, there were $59.5 million of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans which are included in commercial business loans and are 100% guaranteed by the SBA. Accordingly, no allowance was provided for such loans.

The activity in the allowance for loan loss by loan class for the three months ended March 31, 2021 and 2020 was as follows:

Balance - (Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Balance - January 1, 2021	$3,741	$2,727	$6,422	$1,807	$619	$125	$—	$200	$15,641
Provision charged/(credited) to operations	1,727	180	257	(595)	(141)	(5)	—	(23)	1,400
Loans charged off	—	—	—	—	—	—	—	—	—
Recoveries of loans charged off	—	3	—	—	—	—	—	—	3
Balance - March 31, 2021	$5,468	$2,910	$6,679	$1,212	$478	$120	$—	$177	$17,044

Balance - January 1, 2020	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269	$9,271
Provision charged/(credited) to operations	317	527	276	(56)	18	3	—	(190)	895
Loans charged off	—	(165)	—	—	—	—	—	—	(165)
Recoveries of loans charged off	—	—	—	—	—	—	—	—	—
Balance - March 31, 2020	$1,706	$1,771	$4,800	$1,027	$430	$188	$—	$79	$10,001

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

Impaired Loans Receivables (By Class)

				Three Months Ended March 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$—	$—	$—	$—	$—
Commercial Business	709	2,704	—	845	37
Commercial Real Estate	6,906	7,537	—	8,859	61
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	7,615	10,241	—	9,704	98
Residential Real Estate	2,071	2,230	—	2,074	7
Consumer:
Loans to Individuals	151	157	—	297	—
Other loans	—	—	—	—	—
Subtotal	151	157	—	297	—
With no allowance:	$9,837	$12,628	$—	$12,075	$105

With an allowance:
Commercial:
Construction	$7,500	$7,500	$3,664	$7,500	$—
Commercial Business	536	536	7	406	7
Commercial Real Estate	6,053	6,053	141	7,237	62
Mortgage Warehouse Lines	—	—	—	—	—
Subtotal	14,089	14,089	3,812	15,143	69
Residential Real Estate	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—
Other loans	—	—	—	—	—
Subtotal	—	—	—	—	—
With an allowance:	$14,089	$14,089	$3,812	$15,143	$69
Total:
Construction	7,500	7,500	3,664	7,500	—
Commercial Business	1,245	3,240	7	1,251	44
Commercial Real Estate	12,959	13,590	141	16,096	123
Mortgage Warehouse Lines	—	—	—	—	—
Residential Real Estate	2,071	2,230	—	2,074	7
Consumer	151	157	—	297	—
Total	$23,926	$26,717	$3,812	$27,218	$174

Impaired Loans Receivables (By Class)

	December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	1,120	2,500	—
Commercial Real Estate	11,806	13,833	—
Mortgage Warehouse Lines	—	—	—
Subtotal	12,926	16,333	—
Residential Real Estate	1,208	1,465	—
Consumer:
Loans to Individuals	273	297	—
Other loans	—	—	—
Subtotal	273	297	—
With no allowance	$14,407	$18,095	$—
With an allowance:
Commercial:
Construction	$7,500	$7,500	$2,089
Commercial Business	147	147	4
Commercial Real Estate	3,234	3,234	19
Mortgage Warehouse Lines	—	—	—
Subtotal	10,881	10,881	2,112
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other loans	—	—	—
Subtotal	—	—	—
With an allowance	$10,881	$10,881	$2,112

Total:
Construction	$7,500	$7,500	$2,089
Commercial Business	1,267	2,647	4
Commercial Real Estate	15,040	17,067	19
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	1,208	1,465	—
Consumer	273	297	—
Total	$25,288	$28,976	$2,112

Impaired Loans Receivables (By Class)

	Three Months Ended March 31, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$3,102	$25
Commercial Business	1,095	18
Commercial Real Estate	7,792	94
Mortgage Warehouse Lines		—
Subtotal	11,989	137
Residential Real Estate	1,204	9

Consumer:
Loans to Individuals	680	—
Other loans	—	—
Subtotal	680	—
With no allowance	$13,873	$146
With an allowance:
Commercial:
Construction	$1,204	$—
Commercial Business	656	—
Commercial Real Estate	4,552	50
Mortgage Warehouse Lines	—	—
Subtotal	6,412	50
Residential Real Estate	—	—
Consumer:
Loans to Individuals	—	—
Other loans	—	—
Subtotal	—	—
With an allowance	$6,412	$50
Total:
Construction	4,306	25
Commercial Business	1,751	18
Commercial Real Estate	12,344	144
Mortgage Warehouse Lines	—	—
Residential Real Estate	1,204	9
Consumer	680	—
Total	$20,285	$196

Purchased Credit-Impaired Loans
Purchased credit-impaired (“PCI”) loans are loans acquired at a discount due in part to the deteriorated credit quality. On November 8, 2019, as part of the merger of Shore Community Bank with and into the Bank, the Company acquired PCI loans with loan balances totaling $6.3 million and fair values totaling $4.6 million. The following table presents additional information regarding PCI loans at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Outstanding balance	$4,347	$5,221
Carrying amount	$3,234	$4,041
Changes in accretable discount for purchased credit-impaired loans for the three months ended March 31, 2021 and March 31, 2020 were as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$232	$657
Acquisition of impaired loans	—	—
Transfer from non-accretable discount	229	—
Accretion of discount	(73)	(135)
Balance at end of period	$388	$522
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (dollars in thousands):

March 31, 2021		December 31, 2020
Number of loans	Recorded Investment	Number of loans	Recorded Investment
3	$464	1	$311
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
There were no loans modified as a TDR during the three months ended March 31, 2021 and 2020. There were no TDRs that subsequently defaulted within 12 months of restructuring during the three months ended March 31, 2021 and 2020.

Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. The Economic Aid Act, which was enacted in December 2020 in further response to the COVID-19 pandemic, provides relief to borrowers in the form of access to additional credit through the SBA's PPP as originally constituted under the CARES Act. Pursuant to the Economic Aid Act, the Company may opt out of applying the “troubled-debt restructuring” accounting guidance for loan modifications made between January 1, 2021 and the earlier of (i) December 30, 2021 or (ii) 60 days after the President declares a termination of the COVID-19 national emergency, provided that the modified loans were not more than 30 days past due as of December 31, 2019.

As of March 31, 2021, all commercial business, commercial real estate and consumer loans that had previously received deferrals in 2020 were no longer deferred and had made the contractually due payments, except for two hotel loans totaling $4.6 million that were placed on non-accrual in the third quarter of 2020 and one residential mortgage loan for $871,000 that was placed on non-accrual in the first quarter of 2021. One commercial real estate loan with a balance of $1.4 million received an additional deferral of principal payments up to 90 days in the first quarter of 2021. These modified loans were not considered to be TDRs under the CARES Act and the Economic Aid Act.

(5)   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Three months ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Service charges on deposit accounts:
Overdraft fees	$37	$95
Other	80	118
Interchange income	163	149
Other income - in scope	98	103
Income on bank-owned life insurance (1)	174	180
Gain on sales of loans (1)	3,095	1,470
Loan servicing fees (1)	159	166
Gain on sales and calls of securities (1)	2	8
Other income (1)	270	167
	$4,078	$2,456
(1) Not within the scope of ASC 606

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
As of March 31, 2021, there were 332,916 shares of common stock available for future grants under the Stock Plans.

The following table summarizes Options activity during the three months ended March 31, 2021:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	134,122	$11.61	4.3	$835
Granted	21,500	15.56	9.8	44
Exercised	(6,481)	8.41
Outstanding at March 31, 2021	149,141	$12.32	5.0	$879

Exercisable at March 31, 2021	105,931	$10.50	3.3	$799

The fair value of each Option and the significant weighted average assumptions used to calculate the fair value of the Options granted during the three months ended March 31, 2021 were as follows:

Grant Date
January 4, 2021
Fair value of options granted	$3.38
Risk-free rate of return	0.64%
Expected option life in years	7
Expected volatility	28.47%
Expected dividends	2.27%
Share-based compensation expense related to Options was $28,000 and $32,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $138,000 of unrecognized compensation cost related to unvested Options.
The following table summarizes the activity in Stock Awards for the three months ended March 31, 2021:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2021	129,883	$12.61
Granted	20,850	15.56
Vested	(20,937)	16.14
Non-vested at March 31, 2021	129,796	$12.51
Share-based compensation expense related to Stock Awards was $243,000 and $258,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $1.6 million of unrecognized compensation cost related to unvested Stock Awards.
The following table summarizes the activity in RSUs for the three months ended March 31, 2021:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2021	25,817	$21.24
Granted	14,250	15.56
Vested	(9,083)	16.82
Non-vested at March 31, 2021	30,984	$19.92
Share-based compensation expense related to RSUs was $108,000 and $76,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $501,000 of unrecognized compensation cost related to unvested RSUs.

RSUs vest pro-rata over 3 years subject to achievement of certain established performance metrics. The ultimate number of RSUs earned, if any, will depend on the performance measured over each annual period during the applicable 3-year performance period. If performance measures are achieved, the RSUs will vest upon certification of performance achievement by the Compensation Committee following each annual performance period. On March 3, 2021, the Compensation Committee certified that the applicable performance metrics were achieved at 142% of target for 2020 and 2019 vested awards. Awards of RSUs are settled in cash unless the recipient timely elects for the RSUs to be settled in shares of common stock. The RSUs are recorded as a liability by the Company and the liability is adjusted as the market value of the Company's stock price changes.
(7) Benefit Plans
The Bank has a 401(k) plan that covers substantially all employees with six months or more of service. The Bank’s 401(k) plan permits all eligible employees to make contributions to the plan up to the IRS salary deferral limit. The Bank’s contributions to the 401(k) plan are expensed as incurred.

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans. The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. At March 31, 2021 and December 31, 2020, the Company’s President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executive officers, directors and certain employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $37.5 million and $37.3 million at March 31, 2021 and December 31, 2020, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Service cost	$49	$47
Interest cost	46	41
Actuarial gain recognized	(89)	(44)
Total	$6	$44

(8) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	March 31, 2021
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$1,938	$(481)	$1,457
Unrealized impairment loss on held to maturity security	(466)	111	(355)
Gains on unfunded pension liability	323	(91)	232
Accumulated other comprehensive income	$1,795	$(461)	$1,334

	December 31, 2020
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$2,616	$(644)	$1,972
Unrealized impairment loss on held to maturity security	(472)	112	(360)
Gains on unfunded pension liability	444	(124)	320
Accumulated other comprehensive income	$2,588	$(656)	$1,932

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax for the three months ended March 31, 2021 and March 31, 2020:

(Dollars in thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
January 1, 2021	$1,972	$(360)	$320	$1,932
Other comprehensive (loss) income before reclassifications	(515)	—	(24)	(539)
Amounts reclassified from accumulated other comprehensive income	—	5	(64)	(59)
Other comprehensive (loss) income	(515)	5	(88)	(598)
Balance - March 31, 2021	$1,457	$(355)	$232	$1,334

January 1, 2020	$303	$(374)	$262	$191
Other comprehensive (loss) income before reclassifications	(141)	—	39	(102)
Amounts reclassified from accumulated other comprehensive income	—	2	(31)	(29)
Reclassification adjustment for gains realized in income	(1)	—	—	(1)
Other comprehensive (loss) income	(142)	2	8	(132)
Balance - March 31, 2020	$161	$(372)	$270	$59

(9) Recent Accounting Pronouncements
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

In June 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provides optional targeted transition relief that allows reporting entities to irrevocably elect the fair value option on financial instruments that 1) were previously recorded at amortized cost and 2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under Topic 825. The new guidance is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. See the discussion regarding the adoption of ASU 2016-13 above.

In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and
Hedging (Topic 815), and Leases (Topic 842). ASU 2019-10 provides that the FASB’s recently developed philosophy regarding the implementation of effective dates applies to ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), among other ASUs. For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. See the discussion regarding the adoption of ASU 2016-13 above.

Also in November 2019, the FASB issued ASU No. 2019-11, “Financial Instruments - Credit Losses: Codification improvements (Topic 326)” to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. ASU 2019-11 clarifies that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving the amortized cost basis. For the Company, the provisions of this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. See the discussion regarding the adoption of ASU 2016-13 above.

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

ASU 2020-04 - Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848)" which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU No. 2020-04 became effective for all entities as of March 12, 2020 and will apply to all LIBOR reference rate modifications through December 31, 2022.

ASU 2021-01 - Reference Rate Reform (Topic 848)

In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848)". The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. ASU No. 2021-01 became immediately effective for all entities, which may elect to apply the update retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to the issuance date of ASU No. 2021-01 up to the date that financial statements are available to be issued. In addition, ASU No.2021-01 applies to all contract modifications made through December 31, 2022.

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
Interest Rate Lock Derivatives. Interest rate lock commitments do not trade in active markets with readily observable prices. The fair value of an interest rate lock commitment is estimated based upon the forward sales price that is obtained in the best efforts commitment, taking into consideration the probability that the locked rate commitment will close.

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2021
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$3,026	$—	$3,026
Residential collateralized mortgage obligations - GSE	—	33,680	—	33,680
Residential mortgage backed securities - GSE	—	26,495	—	26,495
Obligations of state and political subdivisions	—	25,552	—	25,552
Corporate debt securities	6,110	15,209	—	21,319
Other debt securities	—	20,825	—	20,825
Interest rate lock derivative	—	429	—	429
Total	$6,110	$125,216	$—	$131,326

	December 31, 2020
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”) and agencies	$—	$3,439	$—	$3,439
Residential collateralized mortgage obligations - GSE	—	36,779	—	36,779
Residential mortgage backed securities - GSE	—	13,597	—	13,597
Obligations of state and political subdivisions	—	27,452	—	27,452
Corporate debt securities	9,287	12,080	—	21,367
Other debt securities	—	22,563	—	22,563
Interest rate lock derivative	—	537	—	537
Total	$9,287	$116,447	$—	$125,734
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis at March 31, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2021
Impaired loans	$—	$—	$10,276	$10,276
Other real estate owned	—	—	48	48
December 31, 2020
Impaired loans	$—	$—	$8,769	$8,769
Other real estate owned	—	—	92	92
Impaired loans measured at fair value and included in the above table at March 31, 2021 consisted of 7 loans having an aggregate recorded investment of $14.1 million and specific loan loss allowance of $3.8 million. Impaired loans measured at fair value and included in the above table at December 31, 2020 consisted of 5 loans having an aggregate balance of $10.9 million with specific loan loss allowance of $2.1 million.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2021
Impaired loans	$10,276	Appraisal of collateral (1)	Appraisal adjustments (2)	2.6% - 32.2% (11.8%)
Other real estate owned	$48	Appraisal of collateral (1)	Appraisal adjustments (2)	89.0% (89.0%)
December 31, 2020
Impaired loans	$8,769	Appraisal of collateral (1)	Appraisal adjustments (2)	0.1% - 40.4% (12.6%)
Other real estate owned	$92	Appraisal of collateral (1)	Appraisal adjustments (2)	79.0% (79.0%)
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

The estimated fair values and carrying amounts of financial assets and liabilities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$165,901	$165,901	$—	$—	$165,901
Securities available for sale	130,897	6,110	124,787	—	130,897
Securities held to maturity	95,371	—	97,899	—	97,899
Loans held for sale	15,679	—	15,931	—	15,931
Net loans	1,277,944	—	—	1,318,213	1,318,213
SBA servicing asset	761	—	1,209	—	1,209
Interest rate lock derivative	429	—	429	—	429
Accrued interest receivable	4,663	—	4,663	—	4,663
FHLB stock	1,056	—	1,056	—	1,056
Deposits	(1,561,219)	—	(1,562,140)	—	(1,562,140)
Short-term borrowings	—	—	—	—	—
Redeemable subordinated debentures	(18,557)	—	(14,161)	—	(14,161)
Accrued interest payable	(699)	—	(699)	—	(699)

	December 31, 2020
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$21,995	$21,995	$—	$—	$21,995
Securities available for sale	125,197	9,287	115,910	—	125,197
Securities held to maturity	92,552	—	95,640	—	95,640
Loans held for sale	29,782	—	30,618	—	30,618
Net loans	1,418,065	—	—	1,463,821	1,463,821
SBA servicing asset	795	—	1,209	—	1,209
Interest rate lock derivative	537	—	537	—	537
Accrued interest receivable	5,273	—	5,273	—	5,273
FHLB stock	1,498	—	1,498	—	1,498
Deposits	(1,562,839)	—	(1,564,431)	—	(1,564,431)
Short-term borrowings	(9,825)	—	(9,825)	—	(9,825)
Redeemable subordinated debentures	(18,557)	—	(10,932)	—	(10,932)
Accrued interest payable	(851)	—	(851)	—	(851)
Loan commitments and standby letters of credit as of March 31, 2021 and December 31, 2020 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(11) Leases

At March 31, 2021, the Company had 34 operating leases under which the Company is a lessee. Of the 34 leases, 22 leases were for real property, including leases for 18 of the Company’s branch offices and 4 leases for general office space including the Company’s headquarters. All of the real property leases include one or more options to extend the lease term. Four of the branch office leases are for the land on which the branch offices are located and the Company owns the leasehold improvements.

In addition, the Company had 12 leases for office equipment, consisting primarily of copiers and printers. None of these leases include extensions and generally have three to five year terms.

At March 31, 2021, the Company did not have any finance leases.

For the three months ended March 31, 2021 and 2020, the Company recognized rent and equipment expense associated with leases as follows:

(In thousands)	Three Months Ended March 31,
	2021	2020
Operating lease cost:
Fixed rent expense and equipment expense	$667	$667
Variable rent expense	—	—
Short-term lease expense	2	12
Sublease income	—	—
Net lease cost	$669	$679

(In thousands)	Three Months Ended March 31,
	2021	2020
Lease cost - occupancy expense	$613	$614
Lease cost - other expense	56	65
Net lease cost	$669	$679

For the three months ended March 31, 2021 and 2020, the following cash and non-cash activities were associated with the leases:

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$636	$630

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
Net lease cost	—	—
New operating lease liabilities	—	—

The future payments due under operating leases at March 31, 2021 and 2020 were as follows:

	At March 31,
(In thousands)	2021	2020
Due in less than one year	$1,579	$2,065
Due in one year but less than two years	2,091	2,033
Due in two years but less than three years	1,996	2,018
Due in three years but less than four years	1,841	1,969
Due in four years but less than five years	1,672	1,802
Thereafter	13,438	14,673
Total future payments	$22,617	$24,560
Less: Implied interest	(5,624)	(6,303)
Total lease liability	$16,993	$18,257

At March 31, 2021 and 2020, future payments due under operating leases were based on ASC Topic 842 and included, in general, at least one lease renewal option on all real estate leases except on one land lease where all renewal options were included. As of March 31, 2021, the weighted-average remaining lease term for all operating leases was 14.6 years. The weighted average discount rate associated with the operating leases at March 31, 2021 was 3.31%.

(12) Borrowings

The Company has borrowing lines established with the FHLB and other correspondent banks. At March 31, 2021, the Company had no borrowings. Overnight or short-term borrowings at December 31, 2020 totaled $9.8 million with an average interest rate of 0.34%. These borrowings are primarily used to fund asset growth not supported by deposit generation.

At March 31, 2021, unused overnight or borrowing potential totaled $331.4 million from the FHLB and unused Fed Funds borrowing commitments were $46.0 million from correspondent banks.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 (this “Form 10-Q”), the words “the Company,” “we,” “our,” and “us” refer to 1ST Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc. and FCB Assets Holdings, Inc., and 1ST Constitution Real Estate Investment Corporation, which is indirectly owned by the Bank.  1ST Constitution Capital Trust II (“Trust II”), a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary. Trust II, a subsidiary of the Company, was created in May 2006 to issue trust preferred securities to assist the Company in raising additional capital.

This discussion and analysis of the operating results for the three months ended March 31, 2021 and financial condition at March 31, 2021 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this Form 10-Q. Results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of results to be attained for any other period.

This discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and Part II, Item 7 of the Company’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021 (the "2020 Form 10-K").

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

Although management has taken certain steps to mitigate any negative effect of the aforementioned factors and the COVID-19 pandemic, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. "Business," Item 1A. “Risk Factors,” Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the 2020 Form 10-K and in our other filings with the SEC. However, other factors besides those listed in Item 1A. “Risk Factors” or discussed in the 2020 Form 10-K or this Form 10-Q also could adversely affect our results and you should not consider any such list of factors to be a complete list of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

The Bank operates 25 branches and manages its investment portfolio through its subsidiary, 1ST Constitution Investment Company of New Jersey, Inc. FCB Assets Holdings, Inc., a subsidiary of the Bank, is used by the Bank to manage and dispose of repossessed real estate.

COVID-19 Impact and Response

As the Company conducts its daily operations, the health and safety of our employees and customers remains our primary concern and we continue to maintain the same measures and protective procedures that we implemented in 2020. In addition, the Company is providing paid time off to employees to obtain COVID-19 vaccinations.

During the first quarter of 2021, the Company continued working with customers impacted by the economic disruption. In addition, management increased the allowance for loan losses in response to the higher estimated incurred losses in the loan portfolio. Management may further adjust the provision and allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods.

To support our loan and deposit customers and the communities we serve:
•We continue to provide access to additional credit and forbearance on loan interest and or principal payments for up to 90 days where management has determined that it is warranted. As of March 31, 2021, all loans that had previously received deferrals were no longer deferred, except for two hotel loans totaling $4.6 million that were placed on non-accrual in the third quarter of 2020 and one residential mortgage loan with a balance of $871,000 that was placed on non-accrual in the first quarter of 2021. One commercial real estate loan with a balance of $1.4 million received an additional deferral of principal payments up to 90 days in the first quarter of 2021.
•As a long-standing SBA preferred lender, we actively participated in the SBA’s PPP lending program established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In 2020, we funded 467 SBA PPP loans totaling $75.6 million, $50.2 million of which had been forgiven by the SBA through the end of the first quarter of 2021.
•The Economic Aid to Hard-Hit Small Business, Not for Profits and Venues Act (the “Economic Aid Act”) was enacted in December 2020 in further response to the COVID-19 pandemic. Among other things, the Economic Aid Act provides relief to borrowers to access additional credit through the SBA's PPP. We continue to actively participate in the PPP and have accepted 303 applications for PPP loans totaling $35.9 million through April 30, 2021. The SBA has approved 298 of such applications totaling $35.3 million of PPP loans, all of which have been funded.

Modification of Loans and Deferral of Payments

As of March 31, 2021, all commercial business, commercial real estate and consumer loans that had previously received deferrals in 2020 were no longer deferred and had made the contractually due payments, except for two hotel loans totaling $4.6 million that were placed on non-accrual in the third quarter of 2020 and one residential mortgage loan for $871,000 that was placed on non-accrual in the first quarter of 2021. One commercial real estate loan with a balance of $1.4 million received an additional deferral of principal payments up to 90 days in the first quarter of 2021.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Summary

The Company reported net income of $4.9 million and diluted earnings per share of $0.48 for the three months ended March 31, 2021 compared to net income of $3.4 million and diluted earnings per share of $0.33 for the three months ended March 31, 2020.

Return on average total assets and return on average shareholders' equity were 1.10% and 10.59%, respectively, for the three months ended March 31, 2021 compared to return on average total assets and return on average shareholders' equity of 0.89% and 8.01%, respectively, for the three months ended March 31, 2020. Book value per share was $18.63 at March 31, 2021 compared to $18.32 at December 31, 2020.

Management anticipates that the Company’s results of operations and net income will continue to be impacted for the foreseeable future due to the economic disruption related to the COVID-19 pandemic.
•During the first quarter of 2021, management increased the allowance for loan losses in response to the higher estimated incurred losses in the loan portfolio due to the impact of the COVID-19 pandemic. Management may further adjust the provision and allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods. For additional discussion, see below under “Provision for Loan Losses.”
•The asset sensitive nature of the Company’s balance sheet, the Federal Reserve’s reduction in the targeted fed funds rate to zero to 0.25% and the concomitant decline in the prime rate to 3.25% in March 2020 caused a reduction in the average yield of loans tied to the prime rate. The prime rate was unchanged during the first quarter of 2021 and the overall lower market interest rate environment negatively impacted the net interest margin. The net interest margin was also impacted by the funding of the SBA PPP loans with a 1% interest yield, which will be increased by the recognition of the loan fees earned on these loans. The timing and impact to the net interest margin will be contingent on how quickly and the extent to which the SBA PPP loans become grants that are repaid by the SBA. The net interest margin was also negatively affected by the higher average balance of federal funds sold/short-term investments. The net interest margin and net interest income may decline in future periods if the Company cannot reduce the cost of interest-bearing liabilities at the same time and to the same extent as the decline in the average yield of assets and/or the Company does not reduce the amount of lower yielding short-term investments by increasing loans or higher yielding investment securities.
•Residential real estate sales, and therefore the origination and sale of residential mortgages may decline in the future as a result of the restrictions that may be implemented to contain the spread of COVID-19, such as business closures and social distancing measures. This decline in turn, would result in lower gain on sales of loans and a decrease in non-interest income.
•A significant increase in non-performing loans could result in increased non-interest expense due to higher expenses for loan collection and recovery costs.

First Quarter 2021 Highlights

•Net income increased $1.5 million, or 44%, to $4.9 million as compared to the first quarter of 2020. Return on average total assets and return on average shareholders' equity were 1.10% and 10.59%, respectively.
•Net interest income was $15.3 million and the net interest margin was 3.67% on a tax equivalent basis.
•A provision for loan losses of $1.4 million was recorded and net recoveries were $3,000.
•Total loans were $1.3 billion at March 31, 2021 and decreased $138.7 million from December 31, 2020. During the first quarter of 2021, mortgage warehouse lines decreased $120.8 million to $267.6 million at March 31, 2021, reflecting primarily a lower volume of funding of home purchase mortgages due to the seasonal nature of home purchases in the Bank's market. Residential mortgage loans held in portfolio decreased $13.2 million due to sales and pay-offs of loans.
•Non-interest income increased $1.6 million for the first quarter of 2021, as residential mortgage banking operations originated $88.2 million of residential mortgages, sold $102.2 million of residential mortgages and recorded a $2.9 million gain on sales of loans.
•Non-performing assets were $15.4 million, or 0.85% of total assets at March 31, 2021, representing a decrease of $1.9 million from December 31, 2020 and included $48,000 of other real estate owned (“OREO”).

Earnings Analysis
The Company’s results of operations depend primarily on net interest income, which is primarily affected by the market interest rate environment, the monetary policy of the Board of Governors of the Federal Reserve System, the shape of the U.S. Treasury yield curve and the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. Other factors that may affect the Company’s operating results are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 78.9% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended March 31, 2021 compared to 84.0% of net revenues for the three months ended March 31, 2020. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the three months ended March 31, 2021 and 2020. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Three months ended March 31, 2021			Three months ended March 31, 2020
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$147,948	$37	0.10%	$24,557	$89	1.46%
Investment securities:
Taxable	129,217	520	1.61%	168,376	1,056	2.15%
Tax-exempt (1)	88,800	605	2.73%	65,194	555	3.40%
Total investment securities	218,017	1,125	2.06%	233,570	1,611	2.76%
Loans: (2)
Commercial real estate	612,363	7,677	5.01%	574,640	7,355	5.06%
Mortgage warehouse lines	279,739	2,785	3.98%	175,275	2,035	4.64%
Construction	133,160	1,822	5.47%	147,496	2,179	5.94%
Commercial business	128,481	1,272	4.02%	142,793	1,803	5.08%
SBA PPP loans	61,610	1,023	6.73%	—	—	—%
Residential real estate	81,020	949	4.69%	90,360	996	4.36%
Loans to individuals	19,490	220	4.58%	30,497	392	5.08%
Loans held for sale	22,158	170	3.07%	3,986	35	3.51%
All other loans	563	7	4.97%	1,350	10	2.96%
Deferred (fees) costs, net	(1,141)	—	—%	453	—	—%
Total loans	1,337,443	15,925	4.83%	1,166,850	14,805	5.10%
Total interest-earning assets	1,703,408	$17,087	4.07%	1,424,977	$16,505	4.66%
Non-interest-earning assets:
Allowance for loan losses	(16,044)			(9,454)
Cash and due from banks	12,513			13,383
Other assets	119,620			122,482
Total non-interest-earning assets	116,089			126,411
Total assets	$1,819,497			$1,551,388
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$458,734	$464	0.41%	$401,837	$760	0.76%
Savings accounts	354,378	427	0.49%	265,053	604	0.92%
Certificates of deposit	326,930	707	0.88%	359,881	1,874	2.09%
Short-term borrowings	328	—	—%	18,915	62	1.32%
Redeemable subordinated debentures	18,557	84	1.81%	18,557	152	3.24%
Total interest-bearing liabilities	1,158,927	$1,682	0.59%	1,064,243	$3,452	1.30%
Non-interest-bearing liabilities:
Demand deposits	440,632			283,520
Other liabilities	31,252			31,793
Total non-interest-bearing liabilities	471,884			315,313
Shareholders’ equity	188,686			171,832
Total liabilities and shareholders’ equity	$1,819,497			$1,551,388
Net interest spread (3)			3.48%			3.36%
Net interest income and margin (4)		$15,405	3.67%		$13,053	3.68%
(1) Tax equivalent basis, using federal tax rate of 21% in 2021 and 2020.
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

Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net interest income was $15.3 million for the first quarter of 2021 and increased $2.3 million compared to net interest income of $12.9 million for the first quarter of 2020. Total interest income was $17.0 million for the three months ended March 31, 2021 compared to $16.4 million for the three months ended March 31, 2020. The increase in total interest income was primarily due to a net increase of $170.6 million in average loans, reflecting growth in commercial real estate, mortgage warehouse and commercial business loans, including SBA PPP loans.

Average interest-earning assets were $1.7 billion, with a tax-equivalent yield of 4.07%, for the first quarter of 2021 compared to average interest-earning assets of $1.4 billion, with a tax-equivalent yield of 4.66% for the first quarter of 2020. The tax-equivalent yield on average interest-earning assets for the first quarter of 2021 declined 59 basis points to 4.07%, due primarily to the decline in market interest rates during 2020 to a low level that continued through the first quarter of 2021 and the higher average balance of federal funds sold/short-term investments with a yield of 0.10%.

The Federal Reserve reduced the targeted federal funds rate 150 basis points in March 2020 in response to the economic uncertainty resulting from the COVID-19 pandemic. As a result of the reductions in the targeted federal funds rate, the prime rate declined to 3.25% in March 2020 and was unchanged through the first quarter of 2021. The Bank had approximately $455.5 million of loans with an interest rate tied to the prime rate and approximately $49.3 million of loans with an interest rate tied to either 1- or 3-month LIBOR at March 31, 2021.

Interest expense on average interest-bearing liabilities was $1.7 million, with an interest cost of 0.59%, for the first quarter of 2021, compared to $2.0 million, with an interest cost of 0.65%, for the fourth quarter of 2020 and $3.5 million, with an interest cost of 1.30%, for the first quarter of 2020. Despite an increase of $94.7 million in average interest-bearing liabilities for the first quarter of 2021 compared to the first quarter of 2020, interest expense declined $1.8 million due largely to the decline in interest rates paid on deposits and the redeemable subordinated debentures as a direct result of the lower interest rate environment. The average cost of interest-bearing deposits was 0.57% for the first quarter of 2021, 0.64% for the fourth quarter of 2020 and 1.27% for the first quarter of 2020. The lower interest cost of interest-bearing deposits for the first quarter of 2021 compared to the first quarter of 2020 reflected primarily lower market interest rates since March 2020. The interest rates paid on deposits generally do not adjust quickly to rapid changes in market interest rates and decline over time in a falling interest rate environment. Of the total increase in average interest-bearing liabilities, money market and NOW accounts increased $56.9 million, savings accounts increased $89.3 million and certificates of deposit and short-term borrowings decreased $33.0 million and $18.6 million, respectively, for the first quarter of 2021. At March 31, 2021, there were $135.1 million of retail certificates of deposits with an average interest cost of 1.20% that mature within the following 12 months. Management will continue to monitor and adjust the interest rates paid on deposits to reflect the then current interest rate environment and competitive factors.

The net interest margin on a tax-equivalent basis was 3.67% for the first quarter of 2021 compared to 3.68% for the first quarter of 2020. The net interest margin for the first quarter of 2021 was negatively impacted by the higher average balance of federal funds sold/short-term investments resulting from the growth in the average balance of deposits and the continuing low interest rate environment. Interest income for the first quarter of 2021 included $398,000 of fee income related to PPP loans that were forgiven and paid-off by the SBA, $151,000 of interest income collected on a purchased credit-impaired ("PCI") commercial real estate loan that was paid-off and $50,000 of prepayment fees collected on commercial real estate loans that were paid-off. Excluding the effect of the higher average balance of federal funds sold/short-term investments, the net interest margin was approximately 3.95% for the first quarter of 2021.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. As a result of the continuing economic and social disruption caused by the COVID-19 pandemic, in the first quarter of 2021 management reviewed construction, commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days with special emphasis on the hotel and restaurant-food service industries that have been adversely impacted by the economic disruption caused by the pandemic. Prior to March 2020, when the impacts of the COVID-19 pandemic began to be realized, the general economic environment in New Jersey and the New York City metropolitan area had been positive with stable and expanding economic activity, and the Company had generally experienced stable loan credit quality over the past five years.

The Company recorded a provision for loan losses of $1.4 million for the first quarter of 2021 compared to a provision for loan losses of $895,000 for the first quarter of 2020. The provision for loan losses in the first quarter of 2021 reflected primarily a $1.7 million increase in specific reserves on impaired loans. This provision also reflected changes in loan ratings and mix of the loan portfolio at March 31, 2021. At March 31, 2021, total loans were $1.3 billion and the allowance for loan losses was $17.0 million, or 1.32% of total loans, compared to total loans of $1.2 billion and an allowance for loan losses of $10.0 million, or 0.82% of total loans at March 31, 2020. The allowance for loan losses, excluding the allocated reserve for mortgage warehouse lines, was $15.8 million, or 1.54% of total loans excluding mortgage warehouse lines at March 31, 2021. Acquisition accounting for the Shore Merger in 2019 and the merger with New Jersey Community Bank ("NJCB") in 2018 resulted in the Shore and NJCB loans being recorded at their fair value and no allowance for loan losses as of the effective time of the respective mergers. The unaccreted general credit fair value discounts related to the former Shore and NJCB loans were approximately $1.4 million and $0.4 million at March 31, 2021, respectively. In addition, at March 31, 2021, there were $59.5 million of SBA PPP loans which are 100% guaranteed by the SBA and, accordingly, no allowance was provided.

Non-Interest Income

Non-interest income was $4.1 million for the first quarter of 2021, representing an increase of $1.6 million, or 66.0%, compared to $2.5 million for the first quarter of 2020. The significant increase in non-interest income was driven primarily by a $1.6 million increase in gain on sales of loans.

In the first quarter of 2021, residential mortgage banking operations originated $88.2 million of residential mortgages, sold $102.2 million of residential mortgages and recorded a $2.9 million gain on sales of loans compared to approximately $40.0 million of residential mortgages originated, $34.0 million of residential mortgage loans sold and a $1.2 million gain on sales of loans recorded in the first quarter of 2020. The residential mortgage loan pipeline was $32.1 million at March 31, 2021. Management believes that the increase in residential mortgage loans originated and sold was due primarily to increased residential mortgage refinancing activity as a result of continued lower mortgage interest rates. In the first quarter of 2021, $1.8 million of SBA loans were sold and gains of $190,000 were recorded compared to $2.7 million of SBA loans sold and gains of $226,000 recorded in the first quarter of 2020. Service charges on deposit accounts decreased $96,000 for the first quarter of 2021 compared to the first quarter of 2020, due primarily to lower overdraft fees. Other income increased $105,000 in the first quarter of 2021 compared to the first quarter of 2020 due primarily to recoveries on PCI loans in excess of the fair value of the acquired loans.

In future periods, sales of residential mortgages may decline due to a lower level of refinancing activity and or a lower level of residential home purchases due to the economic and social disruption caused by the COVID-19 pandemic. A decline in sales of residential mortgages would result in a lower gain on sales of loans and a decline of non-interest income. The future origination and sale of SBA loans may be negatively affected by the pandemic.

Non-Interest Expenses
For the three months ended March 31, 2021, non-interest expenses were $11.1 million compared to $9.8 million for the three months ended March 31, 2020, representing an increase of $1.3 million, or 13.4%. The primary reason for the increase was higher commissions related to the origination of residential mortgages for sale of $729,000.

The following table presents the major components of non-interest expenses for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Salaries and employee benefits	$6,952	$6,169
Occupancy expense	1,311	1,170
Data processing expenses	491	446
Equipment expense	431	411
Marketing	25	44
Telephone	130	125
Regulatory, professional and consulting fees	593	464
Insurance	105	119
Supplies	60	97
FDIC insurance expense	270	34
Other real estate owned expenses	52	17
Amortization of intangible assets	81	122
Other expenses	600	575
Total	$11,101	$9,793

Salaries and employee benefits expense increased $783,000 or 12.7%, for the first quarter of 2021 compared to the first quarter of 2020 due primarily to a $729,000 increase in mortgage commissions resulting from significantly higher residential mortgage lending activity, $75,000 in temporary staffing costs and $171,000 in merit increases and increases in employee benefit expenses, which were partially offset by higher deferred loan origination expenses of approximately $180,000.

Occupancy expense increased $141,000, or 12.1%, to $1.3 million for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020, due primarily to higher snow removal costs.

Regulatory, professional and consulting fees increased $129,000, or 27.8%, to $593,000 for the first quarter of 2021 compared to $464,000 for the first quarter of 2020 due primarily to an increase in legal services related to loan collections and workouts.

FDIC insurance expense increased $236,000 for the first quarter of 2021, due primarily to the growth of assets, a credit of $106,000 from the FDIC applied in the first quarter of 2020 for the fourth quarter of 2019 assessment and an increase in the FDIC assessment rate in 2021.

Amortization of intangible assets decreased $41,000, or 33.6%, to $81,000 for the three months ended March 31, 2021 compared to $122,000 for the three months ended March 31, 2020 due primarily to a reduction of amortization expense for the core deposit intangible asset.

Non-interest expenses may increase, if there is a significant increase in non-performing loans, as a result of higher expenses incurred in connection with loan collection and recovery costs. In addition, FDIC insurance expense may increase if the Bank’s financial condition is adversely impacted by a higher level of non-performing loans and assets.

Income Taxes

Income tax expense was $1.9 million for the first quarter of 2021, resulting in an effective tax rate of 28.1%, compared to income tax expense of $1.3 million, which resulted in an effective tax rate of 27.3% for the first quarter of 2020. The increase in income tax expense was primarily due to an increase of $2.2 million in pre-tax income in the first quarter of 2021 compared to the first quarter of 2020. The higher effective tax rate in the first quarter of 2021 reflected the higher New Jersey statutory tax rate in effect compared to the New Jersey statutory tax rate in effect in the first quarter of 2020.

FINANCIAL CONDITION

March 31, 2021 compared to December 31, 2020

Total consolidated assets were $1.81 billion at March 31, 2021, relatively unchanged from December 31, 2020. Total cash and cash equivalents increased $143.9 million and total investment securities increased $8.5 million, which amounts were offset by decreases of $138.7 million in total portfolio loans and $14.1 million in loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents totaled $165.9 million at March 31, 2021 compared to $22.0 million at December 31, 2020, representing an increase of $143.9 million. The increase in cash and cash equivalents reflects an increase in interest-earning deposits due primarily to the cash flows resulting from a decline in total portfolio loans.

Loans Held for Sale

Loans held for sale were $15.7 million at March 31, 2021 compared to $29.8 million at December 31, 2020, representing a decrease of $14.1 million due to loan sales in excess of loan originations. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA guaranteed commercial loans.

Investment Securities

Investment securities represented approximately 12.5% of total assets at March 31, 2021 and approximately 12.1% of total assets at December 31, 2020. Total investment securities increased $8.5 million to $226.3 million at March 31, 2021 from $217.7 million at December 31, 2020. Purchases of investment securities totaled $35.6 million during the three months ended March 31, 2021 and proceeds from sales, calls, maturities and payments totaled $26.1 million during this same period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns. At March 31, 2021, securities available for sale were $130.9 million, representing an increase of $5.7 million from securities available for sale of $125.2 million at December 31, 2020.

At March 31, 2021, the securities available for sale portfolio had net unrealized gains of $1.9 million compared to net unrealized gains of $2.6 million at December 31, 2020. These net unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. At March 31, 2021, securities held to maturity were $95.4 million, representing an increase of $2.8 million from $92.6 million at December 31, 2020. The fair value of the held to maturity portfolio was $97.9 million and represented an unrealized gain of $2.5 million at March 31, 2021.

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

The following table represents the components of the loan portfolio at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$608,033	47%	$618,978	43%
Mortgage warehouse lines	267,580	21	388,366	27
Construction	138,924	11	129,245	9
Commercial business	187,389	14	188,728	13
Residential real estate	75,048	6	88,261	6
Loans to individuals	19,441	1	21,269	2
Other loans	103	—	113	—
Total loans	1,296,518	100%	1,434,960	100%
Deferred loan fees, net	(1,530)		(1,254)
Total loans, including deferred loans (fees) costs, net	$1,294,988		$1,433,706
Total portfolio loans at March 31, 2021 were $1.29 billion, compared to $1.43 billion at December 31, 2020. The $138.7 million decrease in portfolio loans was due primarily to a decrease of $120.8 million in mortgage warehouse lines, a decrease of $10.9 million in commercial real estate loans and a decrease of $13.2 million in residential real estate loans, and was partially offset by a $9.7 million increase in construction loans.

Commercial real estate loans totaled $608.0 million at March 31, 2021, representing an increase of $10.9 million compared to $619.0 million at December 31, 2020. Commercial real estate loans consist primarily of loans to businesses that are collateralized by real estate assets employed in the operation of the business and loans to real estate investors to finance the acquisition and/or improvement of income-producing commercial properties.
The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment. Mortgage warehouse loans totaled $267.6 million at March 31, 2021 compared to $388.4 million at December 31, 2020. The decline was due to a lower level of mortgage funding in the first quarter of 2021 compared to the fourth quarter of 2020. In the first quarter of 2021, $1.4 billion of residential mortgage loans were financed through the mortgage warehouse funding group compared to $855.6 million during the first quarter of 2020. The higher level of funding activity was due primarily to the lower mortgage interest rate environment that began in March 2020 and persisted through the first quarter of 2021, which resulted in an increase in refinancing activity.

Construction loans totaled $138.9 million at March 31, 2021 compared to $129.2 million at December 31, 2020. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are pre-sold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources. In many cases the Bank also provides the mortgage loan to the customer upon completion of the project.

Commercial business loans totaled $187.4 million at March 31, 2021 compared to $188.7 million at December 31, 2020. As a SBA preferred lender, the Bank is participating in the SBA PPP loan program and had $59.5 million in SBA PPP loans outstanding at March 31, 2021. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.

Residential real estate loans totaled $75.0 million at March 31, 2021 compared to $88.3 million at December 31, 2020. Loans to individuals, which are comprised primarily of home equity loans, totaled $19.4 million at March 31, 2021 compared to $21.3 million at December 31, 2020.

The ability of the Company to enter into larger loan relationships and management’s philosophy of relationship banking are key factors in the Company’s strategy for loan growth. The ultimate collectability of the loan portfolio and recovery of the carrying amount of real estate are subject to changes in the economic environment and real estate market in the Company’s primary market area of northern and central New Jersey, communities along the New Jersey shore and the New York City metropolitan area.

If the economic disruption caused by the COVID-19 pandemic continues for an extended period of time, the Company may experience a decline in the origination of new loans and total loans could decline.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are composed of (1) loans on non-accrual basis and (2) loans which are contractually past due 90 days or more as to interest and principal payments but which have not been classified as non-accrual. Included in non-accrual loans are loans, the terms of which have been restructured to provide a reduction or deferral of interest and/or principal because of deterioration in the financial position of the borrower and have not performed in accordance with the restructured terms. Loan payments that are deferred due to the COVID-19 pandemic continue to accrue interest and are not presented as past due in the table below.

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

At March 31, 2021, non-performing loans decreased by $1.9 million to $15.3 million from $17.2 million at December 31, 2020, and the ratio of non-performing loans to total loans decreased to 1.18% at March 31, 2021 compared to 1.20% at December 31, 2020. During the three months ended March 31, 2021, $2.0 million of non-performing loans were resolved as a result of pay-downs and pay-offs which included $782,000 of purchased credit impaired loans that were repaid. For the three months ended March 31, 2021, $967,000 of loans were placed on non-accrual status and consisted of a $96,000 home equity loan and an $871,000 residential mortgage loan.

Non-accrual loans consist of construction, commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio at the dates indicated.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$871
Non-accrual loans	15,333	16,361
Total non-performing loans	15,333	17,232
Other real estate owned	48	92
Total non-performing assets	15,381	17,324
Performing troubled debt restructurings	5,456	5,768
Performing troubled debt restructurings and total non-performing assets	$20,837	$23,092

Non-performing loans to total loans	1.18%	1.20%
Non-performing loans to total loans excluding mortgage warehouse lines	1.49%	1.65%
Non-performing assets to total assets	0.85%	0.96%
Non-performing assets to total assets excluding mortgage warehouse lines	1.00%	1.22%
Total non-performing assets and performing troubled debt restructurings to total assets	1.15%	1.28%
Non-performing assets decreased by $1.9 million to $15.4 million at March 31, 2021 from $17.3 million at December 31, 2020. OREO totaled $48,000 at March 31, 2021 compared to $92,000 at December 31, 2020. OREO at March 31, 2021 was comprised of one parcel of land.

At March 31, 2021, the Bank had 9 loans totaling $5.6 million that were troubled debt restructurings. Two of these loans totaling $134,000 are included in the above table as non-accrual loans and the remaining seven loans totaling $5.5 million were performing. At December 31, 2020, the Bank had 10 loans totaling $5.9 million that were troubled debt restructurings. Two of these loans totaling $141,000 are included in the above table as non-accrual loans and the remaining eight loans totaling $5.8 million were performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At March 31, 2021, there were 4 loans acquired with evidence of deteriorated credit quality totaling $1.8 million that were not classified as non-performing loans. At December 31, 2020, there were 5 loans acquired with evidence of deteriorated credit quality totaling $2.4 million that were not classified as non-performing loans.

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

Due to the economic disruption and uncertainty caused by the COVID-19 pandemic, the allowance for loan losses may increase in future periods as borrowers are affected by the severe contraction of economic activity and the increase in unemployment. This may result in increases in loan delinquencies, downgrades of loan credit ratings and charge-offs in future periods. The allowance for loan losses may increase significantly to reflect the decline in the performance of the loan portfolio and the higher level of estimated incurred losses.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

(Dollars in thousands)	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020
Balance, beginning of period	$15,641	$9,271	$9,271
Provision charged to operating expenses	1,400	6,698	895
Loans charged off:
Residential real estate loans	—	—	—
Commercial business and commercial real estate	—	(364)	(165)
Loans to individuals	—	(3)	—
All other loans	—	—	—
Total loans charged off	—	(367)	(165)
Recoveries:
Commercial business and commercial real estate	3	39	—
Loans to individuals	—	—	—
All other loans	—	—	—
Total recoveries	3	39	—
Net recoveries (charge offs)	3	(328)	(165)
Balance, end of period	$17,044	$15,641	$10,001
Loans:
At period end	$1,294,988	$1,433,706	$1,217,807
Average during the period	1,337,443	1,333,330	1,166,850
Net charge offs to average loans outstanding	—%	(0.02)%	(0.01)%
Net recoveries (charge offs) to average loans outstanding, excluding mortgage warehouse loans	0.01%	(0.03)%	(0.02)%
Allowance for loan losses to:
Total loans at period end	1.32%	1.09%	0.82%
Total loans at period end excluding mortgage warehouse loans	1.54%	1.32%	0.90%
Non-performing loans	111.16%	90.77%	75.78%
The following table represents the allocation of the allowance for loan losses among the various categories of loans and certain other information as of March 31, 2021 and December 31, 2020, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Amount	As a % of Loan Class	Loans as a % of Total Loans	Amount	As a % of Loan Class	Loans as a % of Total Loans
Commercial real estate	$6,679	1.10%	46%	$6,422	1.04%	43%
Commercial business	2,910	1.51%	14%	2,727	1.44%	13%
Construction	5,468	3.94%	11%	3,741	2.89%	9%
Residential real estate	478	0.64%	6%	619	0.70%	6%
Loans to individuals	120	0.62%	2%	125	0.59%	2%
Subtotal	15,655	1.51%	79%	13,634	1.30%	73%
Mortgage warehouse lines	1,212	0.45%	21%	1,807	0.47%	27%
Unallocated reserves	177	—	—	200	—	—
Total	$17,044	1.32%	100%	$15,641	1.09%	100%

For the three months ended March 31, 2021, the Company recorded a provision for loan losses of $1.4 million, and net recoveries of $3,000 compared to a provision for loan losses of $895,000, and net charge-offs of $165,000 recorded for the first quarter of 2020. The higher provision for loan losses recorded for the first quarter of 2021 was due primarily to the provision to increase specific reserves.

As part of the review of the adequacy of the allowance for loan losses at March 31, 2021, management reviewed over 98% of the $132.1 million of commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days in 2020 and 2021. Loans with balances of less than $250,000 were generally excluded from management’s review.

At March 31, 2021, the allowance for loan losses included $649,000 for loans that were rated Pass-Watch and had received a deferral. This reflects management’s previously reported determination that “Pass-Watch” credit rated loans that had received modifications or deferrals suggest a weaker financial strength of the borrower than “Pass” credit rated loans, thereby warranting additional reserves for loan losses than would ordinarily be reserved for “Pass-Watch” credit rated loans.

Within the loan portfolio, hotel and restaurant-food service industries have been adversely impacted by the economic disruption caused by the COVID-19 pandemic. At March 31, 2021 loans to hotel and restaurant-food service businesses were $67.8 million and $64.4 million, respectively. Management reviewed over 99% of the hotel loans and over 93% of the restaurant-food service loans.

All construction loans are closely monitored on a quarterly basis and are reviewed to assess the progress of construction relative to the plan and budget and lease-up or sales of units. As part of this review, a specific reserve for construction loans was increased by $1.7 million at March 31, 2021.

Management also reviewed loans to schools that are private educational institutions that are generally sponsored or affiliated with religious organizations. These loans totaled $24.6 million at March 31, 2021, and 98% of these loans were reviewed.

The expanded review also included $6.3 million, or over 40%, of commercial loans made under the SBA 7(a) loan program, totaling $15.5 million at March 31, 2021.

As a result of this first quarter of 2021 review, loans totaling $3.2 million and $871,000 were down-graded to “Special Mention” and “Substandard,” respectively. In addition, a $2.8 million shared national credit loan was down-graded to “Substandard.”

At March 31, 2021, the allowance for loan losses was $17.0 million, or 1.32% of loans, compared to $15.6 million, or 1.09% of loans, at December 31, 2020 and $10.0 million, or 0.82% of loans, at March 31, 2020. The allowance for loan losses was 111.16% of non-performing loans at March 31, 2021 compared to 90.77% of non-performing loans at December 31, 2020 and 75.78% of non-performing loans at March 31, 2020.

Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio at March 31, 2021. However, management expects that the economic disruption resulting from the COVID-19 pandemic will continue to impact businesses, borrowers, employees and consumers in the near term, notwithstanding the wider distribution and availability of vaccines and the recently announced relaxing of certain restrictions and precautionary measures in the Bank’s primary market areas. Management may further increase the provision for loan losses and the allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods.

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

The following table summarizes deposits at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Demand
Non-interest bearing	$469,339	$425,210
Interest bearing	448,792	441,772
Savings	376,699	334,226
Certificates of deposit	266,389	361,631
Total	$1,561,219	$1,562,839

Total deposits were $1.56 billion at March 31, 2021, relatively unchanged from December 31, 2020. Non-interest-bearing demand deposits increased $44.1 million due in part to the funding of the SBA PPP loans. Certificates of deposit decreased $95.2 million primarily due to the maturity of $72 million of short-term internet listing service certificates of deposit that were planned not to renew. Savings deposits increased $42.5 million and interest-bearing demand deposits increased $7.0 million. There are approximately $70 million of short-term internet listing service certificates of deposit that mature in the second quarter of 2021 that management does not plan to renew.

The COVID-19 pandemic may impact the Bank’s ability to increase and or retain customers’ deposits. As the pandemic continues, businesses may experience a loss of revenue and consumers may experience a reduction of income, which may in turn cause them to withdraw their funds to pay expenses or reduce their ability to increase their deposits.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank of New York (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At March 31, 2021, the Company had no borrowings compared to $9.8 million of short-term borrowings December 31, 2020.

Liquidity
At March 31, 2021, the amount of liquid assets and the Bank’s access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50% of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50% of its total assets, or $903.1 million, at March 31, 2021.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30% of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At March 31, 2021 and December 31, 2020, the Bank pledged approximately $459.5 million and $469.5 million of loans, respectively, to support the FHLB borrowing capacity. At March 31, 2021 and December 31, 2020, the Bank had available borrowing capacity of $331.4 million and $301.8 million, respectively, at the FHLB. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, all of which were unused and available at March 31, 2021.
The Bank has access to the Federal Reserve Bank of New York Discount Window facility. At this time the Bank has not pledged investment securities or loans, which would be required, to support borrowings through the Discount Window facility.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At March 31, 2021, the balance of cash and cash equivalents was $165.9 million.
Net cash provided by operating activities totaled $26.8 million for the three months ended March 31, 2021 compared to net cash used by operating activities of $1.5 million for the three months ended March 31, 2020.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities. The increase in cash provided by operating activities for the three months ended March 31, 2021 compared to net cash used by operating activities for the three months ended March 31, 2020 was due primarily to the increase in net income and the higher provision for loan losses for 2021 plus the net sales (cash provided) of loans held for sale of approximately $17.2 million for the first three months of 2021 compared to net funding (cash used) of loans held for sale of approximately $4.4 million for the first three months of 2020.

Net cash provided by investing activities totaled $129.6 million for the three months ended March 31, 2021 compared to net cash used in investing activities of $23.0 million for the three months ended March 31, 2020. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary source of cash from investing activities for the three months ended March 31, 2021 was the cash flow from the decrease in loans. During the three months ended March 31, 2021, loans decreased $138.8 million compared to an increase in loans of $1.8 million during the three months ended March 31, 2020.

Net cash used in financing activities was $12.4 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $21.7 million for the three months ended March 31, 2020. The primary use of funds for the 2021 period was the decrease in both deposits and short-term borrowings of $1.6 million and $9.8 million, respectively. Management believes that the Company’s and the Bank’s liquidity resources are adequate to provide for the Company’s and the Bank’s planned operations over the next 12 months following March 31, 2021.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $3.6 million to $191.3 million at March 31, 2021 from $187.7 million at December 31, 2020.  The increase in shareholders’ equity was due primarily to an increase of $4.0 million in retained earnings offset by a $600,000 decrease in accumulated other comprehensive income.

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

On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under the common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 5% of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. For the three months ended March 31, 2021, the Company withheld 7,994 shares of common stock in connection with the vesting of restricted stock awards to satisfy applicable tax withholding obligations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of March 31, 2021 and December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of March 31, 2021 and December 31, 2020, the Bank’s capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The fully phased in capital conservation buffer is 2.5% of Common Equity Tier 1 capital to risk-weighted assets. At March 31, 2021, the Company and the Bank maintained a capital conservation buffer in excess of 2.5%.

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

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Common equity Tier 1 (CET1)	$153,579	10.89%	$63,471	4.50%	N/A	N/A
Total capital to risk-weighted assets	188,623	13.37%	112,837	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	171,579	12.16%	84,628	6.00%	N/A	N/A
Tier 1 leverage capital	171,579	9.64%	71,229	4.00%	N/A	N/A

As of December 31, 2020:
Common equity Tier 1 (CET1)	$149,292	9.92%	$67,701	4.50%	N/A	N/A
Total capital to risk-weighted assets	182,933	12.16%	120,357	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	167,292	11.12%	90,268	6.00%	N/A	N/A
Tier 1 leverage capital	167,292	9.41%	71,105	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Common equity Tier 1 (CET1)	$171,415	12.16%	$63,446	4.50%	$91,644	6.50%
Total capital to risk-weighted assets	188,459	13.37%	112,793	8.00%	140,991	10.00%
Tier 1 capital to risk-weighted assets	171,415	12.16%	84,594	6.00%	112,793	8.00%
Tier 1 leverage capital	171,415	9.63%	71,207	4.00%	89,009	5.00%

As of December 31, 2020:
Common equity Tier 1 (CET1)	$167,067	11.11%	$67,676	4.50%	$97,754	6.50%
Total capital to risk-weighted assets	182,708	12.15%	120,313	8.00%	150,391	10.00%
Tier 1 capital to risk-weighted assets	167,067	11.11%	90,235	6.00%	120,313	8.00%
Tier 1 leverage capital	167,067	9.40%	71,083	4.00%	88,854	5.00%
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
Under the interest rate risk policy established by the Company’s Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and the economic value of equity. Summarized below is the projected effect of a parallel shift of an increase of 100, 200 and 300 basis points, respectively, in market interest rates on net interest income and the economic value of equity. Due to the historically low interest rate environment at March 31, 2021 a parallel shift down of 100 basis points was presented.
Based upon the current interest rate environment, as of March 31, 2021, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$61,773	$4,792	8.41%	$237,417	$2,361	1.00%
+200	59,758	2,777	4.87%	236,042	986	0.42%
+100	57,684	703	1.23%	234,978	(78)	(0.03)%
—	56,981	0	0	235,056	0	0
-100	57,214	233	0.41%	222,649	(12,407)	(5.28)%
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

Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2021, there were no material changes to the Company’s off-balance sheet arrangements and contractual obligations disclosed under Part II, Item 7 of the 2020 Form 10-K. Management continues to believe that the Company has adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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

ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2021. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of March 31, 2021.

In an immediate and sustained 100 basis point increase in market interest rates at March 31, 2021, net interest income for the next 12 months would increase approximately 1.23%, when compared to a flat interest rate scenario. In year two, this sensitivity improves to an increase of 5.80%, when compared to a flat interest rate scenario. In an immediate and sustained 100 basis points decrease in market interest rates, net interest income for year one would increase approximately 0.41% and would decrease approximately 3.60% in year two.

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

Changes in Internal Control Over Financial Reporting

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2021, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of the 2020 Form 10-K and Part II as filed with the SEC on March 15, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under this common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 396,141 shares of its common stock, representing 5% of the shares of common stock outstanding on January 21, 2016, as adjusted for subsequent common stock dividends. At March 31, 2021, 394,141 shares remained available for repurchase under the common stock repurchase program. In the first quarter of 2021, the Company withheld 7,994 shares of common stock in connection with the vesting of restricted stock awards to satisfy applicable tax withholding obligations.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
January 1, 2021	January 31, 2021	7,994	$16.13	—	394,141
February 1, 2021	February 28, 2021	—	—	—	394,141
March 1, 2021	March 31, 2021	—	—	—	394,141
Total		7,994	$16.13	—	394,141

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

10.2	#
Change in Control Agreement, dated February 5, 2021, by and among 1st Constitution Bancorp, 1st Constitution Bank and Naqi A. Naqvi (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (SEC File No. 000-32891) filed with the SEC on March 15, 2021)

10.3	*#	Form of Amended and Restated Executive Life Insurance Agreement

31.1	*	Certification of Robert F. Mangano, principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Stephen J. Gilhooly, principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32	**
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

1ST CONSTITUTION BANCORP

Date:	May 10, 2021	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2021	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)