Form 10-Q
period 2021-06-30
1ST CONSTITUTION BANCORP
filed 2021-08-09
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
    As of August 4, 2021, there were 10,285,016 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$18,386	$3,661
Interest-earning deposits	197,291	18,334
Total cash and cash equivalents	215,677	21,995
Investment securities
Available for sale, at fair value	130,886	125,197
Held to maturity (fair value of $100,764 and $95,640 at June 30, 2021 and December 31, 2020, respectively)	97,993	92,552
Total investment securities	228,879	217,749
Loans held for sale	6,017	29,782
Loans	1,235,442	1,433,706
Less: allowance for loan losses	(16,925)	(15,641)
Net loans	1,218,517	1,418,065
Premises and equipment, net	14,043	14,345
Right-of-use assets	15,707	16,548
Accrued interest receivable	4,306	5,273
Bank-owned life insurance	37,658	37,316
Other real estate owned	48	92
Goodwill and intangible assets	35,844	36,003
Other assets	12,549	9,741
Total assets	$1,789,245	$1,806,909
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$489,302	$425,210
Interest bearing	1,056,759	1,137,629
Total deposits	1,546,061	1,562,839
Short-term borrowings	—	9,825
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	530	851
Lease liability	16,612	17,387
Accrued expenses and other liabilities	11,828	9,793
Total liabilities	1,593,588	1,619,252
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,340,551 and 10,293,535 shares issued and 10,284,848 and 10,245,826 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	111,775	111,135
Retained earnings	83,333	75,201
Treasury stock, 55,703 and 47,709 shares at June 30, 2021 and December 31, 2020, respectively	(739)	(611)
Accumulated other comprehensive income	1,288	1,932
Total shareholders' equity	195,657	187,657
Total liabilities and shareholders' equity	$1,789,245	$1,806,909
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees	$14,845	$15,374	$30,770	$30,179
Securities:
Taxable	504	852	1,024	1,908
Tax-exempt	458	496	936	934
Federal funds sold and short-term investments	58	4	95	93
Total interest income	15,865	16,726	32,825	33,114
INTEREST EXPENSE
Deposits	1,342	2,724	2,940	5,962
Borrowings	—	48	—	110
Redeemable subordinated debentures	83	106	167	258
Total interest expense	1,425	2,878	3,107	6,330
Net interest income	14,440	13,848	29,718	26,784
PROVISION FOR LOAN LOSSES	600	2,125	2,000	3,020
Net interest income after provision for loan losses	13,840	11,723	27,718	23,764
NON-INTEREST INCOME
Service charges on deposit accounts	107	132	224	345
Gain on sales of loans	2,766	2,121	5,861	3,591
Income on bank-owned life insurance	168	264	342	444
Gain on sales and calls of securities	2	10	4	18
Other income	692	573	1,382	1,158
Total non-interest income	3,735	3,100	7,813	5,556
NON-INTEREST EXPENSES
Salaries and employee benefits	6,459	6,001	13,411	12,170
Occupancy expense	1,161	1,205	2,472	2,375
Data processing expenses	505	470	996	916
FDIC insurance expense	155	225	425	259
Other real estate owned expenses	3	14	55	31
Merger-related expenses	447	—	447	64
Other operating expenses	1,801	1,922	3,826	3,815
Total non-interest expenses	10,531	9,837	21,632	19,630
Income before income taxes	7,044	4,986	13,899	9,690
INCOME TAXES	1,892	1,296	3,818	2,579
Net income	$5,152	$3,690	$10,081	$7,111
EARNINGS PER COMMON SHARE
Basic	$0.50	$0.36	$0.98	$0.70
Diluted	$0.50	$0.36	$0.98	$0.69
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,272,906	10,209,295	10,267,343	10,205,065
Diluted	10,325,335	10,248,156	10,315,780	10,256,481
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$5,152	$3,690	$10,081	$7,111
Other comprehensive (loss) income:
Unrealized holding gains (losses) on securities available for sale	52	1,716	(626)	1,529
Tax effect	(15)	(418)	148	(372)
Net of tax amount	37	1,298	(478)	1,157

Reclassification adjustment for gains on securities available for sale(1)	(2)	(10)	(2)	(11)
Tax effect (2)	—	3	—	3
Net of tax amount	(2)	(7)	(2)	(8)

Reclassification adjustment for unrealized impairment loss on held to maturity security(3)	7	5	13	8
Tax effect	(2)	(2)	(3)	(3)
Net of tax amount	5	3	10	5

Pension liability	(31)	85	(63)	141
Tax effect	8	(25)	16	(42)
Net of tax amount	(23)	60	(47)	99

Reclassification adjustment for actuarial gains for unfunded pension liability(4)	(89)	(56)	(178)	(100)
Tax effect (2)	26	17	51	30
Net of tax amount	(63)	(39)	(127)	(70)

Total other comprehensive (loss) income	(46)	1,315	(644)	1,183

Comprehensive income	$5,106	$5,005	$9,437	$8,294
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

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three and Six Months Ended June 30, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, April 1, 2020	$110,254	$63,295	$(503)	$59	$173,105
Net income	—	3,690	—	—	3,690
Issuance of restricted shares (17,750 shares)	—	—	—	—	—
Share-based compensation	292	—	—	—	292
Cash dividends ($0.09 per share)	—	(918)	—	—	(918)
Other comprehensive income	—	—	—	1,315	1,315
Balance, June 30, 2020	$110,546	$66,067	$(503)	$1,374	$177,484

Balance, April 1, 2021	$111,460	$79,208	$(739)	$1,334	$191,263
Net income	—	5,152	—	—	5,152
Exercise of stock options and issuance of restricted shares (1,185 shares and 18,500 shares, respectively)	13	—	—	—	13
Share-based compensation	302	—	—	—	302
Cash dividends ($0.10 per share)	—	(1,027)	—	—	(1,027)
Other comprehensive loss	—	—	—	(46)	(46)
Balance, June 30, 2021	$111,775	$83,333	$(739)	$1,288	$195,657

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2020	$109,964	$60,791	$(368)	$191	$170,578
Net income	—	7,111	—	—	7,111
Issuance of restricted shares (33,400 shares)	—	—	—	—	—
Share-based compensation	582	—	—	—	582
Cash dividends ($0.18 per share)	—	(1,835)	—	—	(1,835)
Purchase of treasury shares (6,028 shares)	—	—	(135)	—	(135)
Other comprehensive income	—	—	—	1,183	1,183
Balance, June 30, 2020	$110,546	$66,067	$(503)	$1,374	$177,484

Balance, January 1, 2021	$111,135	$75,201	$(611)	$1,932	$187,657
Net income	—	10,081	—	—	10,081
Exercise of stock options and issuance of restricted shares (7,666 shares and 39,350 shares, respectively)	67	—	—	—	67
Share-based compensation	573	—	—	—	573
Cash dividends ($0.20 per share)	—	(1,949)	—	—	(1,949)
Purchase of treasury shares (7,994 shares)	—	—	(128)	—	(128)
Other comprehensive loss	—	—	—	(644)	(644)
Balance, June 30, 2021	$111,775	$83,333	$(739)	$1,288	$195,657

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$10,081	$7,111
Adjustments to reconcile net income to net cash provided by operating activities-
Provision for loan losses	2,000	3,020
Depreciation and amortization	959	1,061
Net amortization of premiums and discounts on securities	642	655
SBA loan discount accretion	(172)	(206)
Gain on sales and calls of securities available for sale	(2)	(11)
Gain on sales and calls of securities held to maturity	(2)	(7)
Write-down of other real estate owned	44	—
Gain on sales of loans held for sale	(5,861)	(3,591)
Originations of loans held for sale	(156,649)	(118,467)
Proceeds from sales of loans held for sale	186,275	116,856
Increase in cash surrender value on bank–owned life insurance	(342)	(369)
Gain on cash surrender value on bank-owned life insurance	—	(75)
Share-based compensation expense	573	582
(Increase) decrease in deferred tax asset	(1,911)	384
Noncash rent and equipment expense	65	94
Decrease (increase) in accrued interest receivable	967	(795)
Increase in other assets	(1,242)	(1,226)
Decrease in accrued interest payable	(321)	(296)
Increase in accrued expenses and other liabilities	1,793	1,470
Net cash provided by operating activities	36,897	6,190
INVESTING ACTIVITIES:
Purchases of securities:
Available for sale	(26,350)	(18,417)
Held to maturity	(30,033)	(31,364)
Proceeds from sales, calls, maturities and payments of securities:
Available for sale	19,590	23,624
Held to maturity	24,410	13,347
Proceeds from bank-owned life insurance benefits paid	—	179
Net redemption (purchase) of restricted stock	411	(1,706)
Net decrease (increase) in loans	197,720	(139,367)
Capital expenditures	(350)	(107)
Proceeds from sales of other real estate owned	—	101
Net cash provided by (used in) investing activities	185,398	(153,710)
FINANCING ACTIVITIES:
Exercise of stock options	67	—
Purchase of treasury shares	(128)	(135)
Cash dividends paid to shareholders	(1,949)	(1,835)
Net (decrease) increase in deposits	(16,778)	132,030
(Decrease) increase in short-term borrowings	(9,825)	15,200
Net cash (used in) provided by financing activities	(28,613)	145,260
Increase (decrease) in cash and cash equivalents	193,682	(2,260)
Cash and cash equivalents at beginning of period	21,995	14,842
Cash and cash equivalents at end of period	$215,677	$12,582

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for -
Interest	$3,428	$6,626
Income taxes	6,079	1,241

Noncash items
Right-of-use assets	—	—
Lease liability	11	144

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes to Consolidated Financial Statements
June 30, 2021
(Unaudited)

(1)   Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include 1ST Constitution Bancorp (the “Company”), its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc., FCB Assets Holdings, Inc and 1st Constitution Real Estate Investment Corporation (the "REIT"), which is indirectly owned by the Bank. To qualify as a real estate investment trust for tax purposes, the REIT must have 100 or more shareholders. As a result, less than 20 percent of the REIT’s outstanding non-voting preferred stock has been issued to individual shareholders, consisting of officers, directors and employees of the Bank and their adult family members. 1ST Constitution Investment Company of New Jersey, Inc. owns the remaining issued and outstanding preferred stock and common stock of the REIT. 1ST Constitution Capital Trust II, a subsidiary of the Company, is not included in the Company’s consolidated financial statements, as it is a variable interest entity and the Company is not the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021.

In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the operating results for the interim periods have been included. The results of operations for periods of less than a year are not necessarily indicative of results for the full year.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2021 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

Novel Coronavirus ("COVID-19") Impact: The sudden emergence of the COVID-19 global pandemic in the first quarter of 2020, and the responses thereto (including business and school closures, restrictions on travel and social distancing protocols), have caused, and are continuing to cause, widespread uncertainty, social and economic disruption, highly volatile financial markets and higher levels of unemployment. As a result, many businesses located in the Bank’s primary market areas of northern and central New Jersey, communities along the New Jersey shore, and the New York City metropolitan area, and their employees, have been adversely impacted.

The ultimate impact of the COVID-19 pandemic on the businesses and the people in the communities that the Bank serves, and on the Company’s operations and financial performance, will depend on future developments related to the duration, extent and severity of the pandemic and measures taken by governmental and private parties in response thereto, including but not limited to the enactment of further legislation or the adoption of policies designed to deliver monetary aid and other relief to borrowers. In addition, to the extent that the Bank’s customers are not able to fulfill their contractual obligations, the Company’s business operations, asset valuations, financial condition, cash flows and results of operations could be materially adversely impacted. Material adverse impacts may also include all or a combination of valuation impairments on our intangible assets, investments, loans, deferred tax assets, or other real estate owned ("OREO"). Similarly, the Company’s operations rely on third-party vendors to process, record and monitor transactions. If any of these vendors are unable to provide these services, our ability to serve customers could be disrupted. The pandemic could also negatively impact customers’ ability to conduct banking and other financial transactions. The Company’s operations could also be adversely impacted if key personnel or a significant number of employees are unable to work due to illness or restrictions.

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

Dilutive securities in the tables below exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. For the three months ended June 30, 2021 and 2020, 23,300 and 54,930 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share. For the six months ended June 30, 2021 and 2020, 40,450 and 41,430 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020

Net income	$5,152	$3,690	$10,081	$7,111

Basic weighted average shares outstanding	10,272,906	10,209,295	10,267,343	10,205,065
Plus: common stock equivalents	52,429	38,861	48,437	51,416
Diluted weighted average shares outstanding	10,325,335	10,248,156	10,315,780	10,256,481
Earnings per share:
Basic	$0.50	$0.36	$0.98	$0.70
Diluted	$0.50	$0.36	$0.98	$0.69

(3) Investment Securities
A summary of amortized cost and fair value of investment securities available for sale follows:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$2,747	$22	$—	$2,769
Residential collateralized mortgage obligations - GSE	36,800	339	(68)	37,071
Residential mortgage backed securities - GSE	26,738	483	(95)	27,126
Obligations of state and political subdivisions	24,096	911	—	25,007
Corporate debt securities	21,006	322	(39)	21,289
Other debt securities	17,511	175	(62)	17,624
Total	$128,898	$2,252	$(264)	$130,886

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$3,437	$7	$(5)	$3,439
Residential collateralized mortgage obligations - GSE	36,282	503	(6)	36,779
Residential mortgage backed securities - GSE	13,031	572	(6)	13,597
Obligations of state and political subdivisions	26,445	1,007	—	27,452
Corporate debt securities	20,997	465	(95)	21,367
Other debt securities	22,389	254	(80)	22,563
Total	$122,581	$2,808	$(192)	$125,197

A summary of amortized cost, carrying value and fair value of investment securities held to maturity follows:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$3,417	$—	$3,417	$124	$—	$3,541
Residential mortgage backed securities - GSE	20,047	—	20,047	923	—	20,970
Obligations of state and political subdivisions	70,631	—	70,631	1,295	(80)	71,846
Trust preferred debt securities - pooled	641	(459)	182	464	—	646
Other debt securities	3,716	—	3,716	57	(12)	3,761
Total	$98,452	$(459)	$97,993	$2,863	$(92)	$100,764

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$4,640	$—	$4,640	$166	$—	$4,806
Residential mortgage backed securities - GSE	24,517	—	24,517	1,208	—	25,725
Obligations of state and political subdivisions	61,249	—	61,249	1,248	(2)	62,495
Trust preferred debt securities - pooled	648	(472)	176	405	—	581
Other debt securities	1,970	—	1,970	63	—	2,033
Total	$93,024	$(472)	$92,552	$3,090	$(2)	$95,640

At June 30, 2021 and December 31, 2020, $65.0 million and $81.7 million of investment securities, respectively, were pledged to secure public funds and collateralized borrowings from the Federal Home Loan Bank of New York (“FHLB”) and for other purposes required or permitted by law.

Restricted stock was included in other assets at June 30, 2021 and December 31, 2020 and totaled $1.2 million and $1.7 million, respectively. Restricted stock consisted of $1.0 million of FHLB stock and $160,000 of Atlantic Community Bankers Bank stock at June 30, 2021 and $1.5 million of FHLB and $160,000 of Atlantic Community Bankers Bank stock at December 31, 2020.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of June 30, 2021.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$4,317	$4,409	3.16%
Due after one year through five years	28,838	29,660	2.34%
Due after five years through ten years	25,996	26,481	1.75%
Due after ten years	69,747	70,336	1.74%
Total	$128,898	$130,886	1.92%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$23,898	$23,922	1.05%
Due after one year through five years	4,491	4,643	3.58%
Due after five years through ten years	13,705	14,281	2.77%
Due after ten years	55,899	57,918	2.59%
Total	$97,993	$100,764	2.29%
Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential collateralized mortgage obligations - GSE	4	$10,888	$(66)	$1,202	$(2)	$12,090	$(68)
Residential mortgage backed securities - GSE	8	9,935	(89)	187	(6)	10,122	(95)
Obligations of state and political subdivisions	4	7,828	(80)	—	—	7,828	(80)
Corporate debt securities	3	—	—	3,456	(39)	3,456	(39)
Other debt securities	7	3,066	(12)	8,858	(62)	11,924	(74)
Total temporarily impaired securities	26	$31,717	$(247)	$13,703	$(109)	$45,420	$(356)

	December 31, 2020
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE)	1	$—	$—	$548	$(5)	$548	$(5)
Residential collateralized mortgage obligations - GSE	3	5,153	(2)	2,060	(4)	7,213	(6)
Residential mortgage backed securities - GSE	3	203	(6)	—	—	203	(6)
Obligations of state and political subdivisions	1	1,295	(2)	—	—	1,295	(2)
Corporate debt securities	3	—	—	3,399	(95)	3,399	(95)
Other debt securities	7	—	—	11,230	(80)	11,230	(80)
Total temporarily impaired securities	18	$6,651	$(10)	$17,237	$(184)	$23,888	$(194)
U.S. Treasury securities and obligations of U.S. government-sponsored entities: The unrealized losses on investments in these securities were caused by increases in market interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before a market price recovery or maturity.  Therefore, these investments are not considered other-than-temporarily impaired.

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

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)), consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity. The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow, where that present value of cash flow was less than the amortized cost basis of the security. The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security and credit ratings of and projected credit defaults in the underlying collateral. Due to recovery of the cash flows underlying the security, the Company began to accrete the $501,000 of impairment charge in the other comprehensive income component in 2019. Total accretion of $12,000 was recognized in the first six months of 2021 as an increase in the carrying amount of the security. On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required. As of June 30, 2021, management concluded that no additional other-than-temporary impairment had occurred.

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
The following table provides an aging of the loan portfolio by loan class at June 30, 2021:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-Accrual Loans
Commercial real estate	$—	$—	$3,113	$3,113	$612,519	$615,632	$—	$3,113
Mortgage warehouse lines	—	—	—	—	241,827	241,827	—	—
Construction	—	—	7,024	7,024	124,246	131,270	—	7,024
Commercial business	—	—	4	4	160,052	160,056	—	131
Residential real estate	658	—	1,296	1,954	66,533	68,487	—	1,638
Loans to individuals	327	—	47	374	18,979	19,353	—	148
Other loans	—	—	—	—	104	104	—	—
Total loans	$985	$—	$11,484	$12,469	$1,224,260	1,236,729	$—	$12,054
Deferred loan fees, net						(1,287)
Total loans						$1,235,442

The following table provides an aging of the loan portfolio by loan class at December 31, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-Accrual Loans
Commercial real estate	$—	$—	$7,008	$7,008	$611,970	$618,978	$—	$7,565
Mortgage warehouse lines	—	—	—	—	388,366	388,366	—	—
Construction	—	—	7,500	7,500	121,745	129,245	—	7,500
Commercial business	1	—	84	85	188,643	188,728	—	225
Residential real estate	1,356	91	1,534	2,981	85,280	88,261	871	798
Loans to individuals	12	99	264	375	20,894	21,269	—	273
Other loans	—	—	—	—	113	113	—	—
Total loans	$1,369	$190	$16,390	$17,949	$1,417,011	1,434,960	$871	$16,361
Deferred loan fees, net						(1,254)
Total loans						$1,433,706
As provided by (“ASC”) 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At June 30, 2021 and December 31, 2020, there were $542,000 and $2.4 million of purchased credit impaired loans, respectively, that were not classified as non-performing loans due to the accretion of income.
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

The following table provides a breakdown of the loan portfolio by credit quality indicator at June 30, 2021:

(Dollars in thousands)
Credit Exposure by Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$124,246	$147,994	$579,040	$241,827	$65,457
Special Mention	216	2,686	20,088	—	351
Substandard	—	9,372	16,504	—	2,679
Doubtful	6,808	4	—	—	—
Total	$131,270	$160,056	$615,632	$241,827	$68,487

Credit Exposure by Payment Activity	Loans To Individuals	Other Loans
Performing	$19,205	$104
Non-performing	148	—
Total	$19,353	$104

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2020:

(Dollars in thousands)
Credit Exposure by Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$121,745	$175,895	$580,699	$387,483	$85,203
Special Mention	—	5,942	15,419	883	358
Substandard	7,500	6,806	22,860	—	2,700
Doubtful	—	85	—	—	—
Total	$129,245	$188,728	$618,978	$388,366	$88,261

Credit Exposure by Payment Activity	Loans To Individuals	Other Loans
Performing	$20,996	$113
Non-performing	273	—
Total	$21,269	$113
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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$2,972	$5	$479	$—	$—	$—	$—	$—	$3,456
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	2,053	2,657	6,396	1,088	418	110		747	13,469
Ending Balance	$5,025	$2,662	$6,875	$1,088	$418	$110	$—	$747	$16,925

Loans receivable:
Individually evaluated for impairment	$7,024	$730	$7,810	$—	$1,638	$148	$—	$—	$17,350
Loans acquired with deteriorated credit quality	—	295	2,401	—	425	—	—	—	3,121
Collectively evaluated for impairment	124,246	159,031	605,421	241,827	66,424	19,205	104	—	1,216,258
Ending Balance	$131,270	$160,056	$615,632	$241,827	$68,487	$19,353	$104	$—	1,236,729
Deferred loan fees, net									(1,287)
									$1,235,442

	December 31, 2020
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$2,089	$4	$19	$—	$—	$—	$—	$—	$2,112
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,652	2,723	6,403	1,807	619	125	—	200	13,529
Ending Balance	$3,741	$2,727	$6,422	$1,807	$619	$125	$—	$200	$15,641

Loans receivable:
Individually evaluated for impairment	$7,500	$959	$11,717	$—	$798	$273	$—	$—	$21,247
Loans acquired with deteriorated credit quality	—	308	3,323	—	410	—	—	—	4,041
Collectively evaluated for impairment	121,745	187,461	603,938	388,366	87,053	20,996	113	—	1,409,672
Ending Balance	$129,245	$188,728	$618,978	$388,366	$88,261	$21,269	$113	$—	1,434,960
Deferred loan fees, net									(1,254)
									$1,433,706

At June 30, 2021 and December 31, 2020, there were $36.0 million and $58.8 million, respectively, of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans which are included in commercial business loans and are 100% guaranteed by the SBA. Accordingly, no allowance was provided for such loans.

The activity in the allowance for loan loss by loan class for the three and six months ended June 30, 2021 and 2020 was as follows:

Balance - (Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Balance - April 1, 2021	$5,468	$2,910	$6,679	$1,212	$478	$120	$—	$177	$17,044
Provision charged/(credited) to operations	(443)	456	210	(124)	(60)	(10)	1	570	600
Loans charged off	—	(704)	(14)	—	—	—	(1)	—	(719)
Recoveries of loans charged off	—	—	—	—	—	—	—	—	—
Balance - June 30, 2021	$5,025	$2,662	$6,875	$1,088	$418	$110	$—	$747	$16,925

Balance - April 1, 2020	$1,706	$1,771	$4,800	$1,027	$430	$188	$—	$79	$10,001
Provision charged/(credited) to operations	(45)	9	1,819	310	76	(6)	—	(38)	2,125
Loans charged off	—	—	—	—	—	—	—	—	—
Recoveries of loans charged off	—	—	—	—	—	—	—	—	—
Balance - June 30, 2020	$1,661	$1,780	$6,619	$1,337	$506	$182	$—	$41	$12,126

Balance - (Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Balance - January 1, 2021	$3,741	$2,727	$6,422	$1,807	$619	$125	$—	$200	$15,641
Provision charged/(credited) to operations	1,284	636	467	(719)	(201)	(15)	1	547	2,000
Loans charged off	—	(704)	(14)	—	—	—	(1)	—	(719)
Recoveries of loans charged off	—	3	—	—	—	—	—	—	3
Balance - June 30, 2021	$5,025	$2,662	$6,875	$1,088	$418	$110	$—	$747	$16,925

Balance - January 1, 2020	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269	$9,271
Provision charged/(credited) to operations	272	536	2,095	254	94	(3)	—	(228)	3,020
Loans charged off	—	(165)	—	—	—	—	—	—	(165)
Recoveries of loans charged off	—	—	—	—	—	—	—	—	—
Balance - June 30, 2020	$1,661	$1,780	$6,619	$1,337	$506	$182	$—	$41	$12,126

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

Impaired Loans Receivables (By Class)

				Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$216	$216	$—	$72	$—	$36	$—
Commercial Business	499	1,818	—	600	49	722	86
Commercial Real Estate	2,401	2,767	—	3,269	105	6,064	166
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	3,116	4,801	—	3,941	154	6,822	252
Residential Real Estate	2,063	2,227	—	2,065	8	2,070	15
Consumer:
Loans to Individuals	148	155	—	148	—	223	—
Other Loans	—	—	—	—	—	—	—
Subtotal	148	155	—	148	—	223	—
With no allowance:	$5,327	$7,183	$—	$6,154	$162	$9,115	$267

With an allowance:
Commercial:
Construction	$6,808	$6,808	$2,972	$7,038	$—	$7,269	$—
Commercial Business	526	526	5	529	7	468	14
Commercial Real Estate	7,810	7,961	479	7,879	63	7,558	125
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	15,144	15,295	3,456	15,446	70	15,295	139
Residential Real Estate	—	—	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—	—	—
Other Loans	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$15,144	$15,295	$3,456	$15,446	$70	$15,295	$139
Total:
Construction	7,024	7,024	2,972	7,110	—	7,305	—
Commercial Business	1,025	2,344	5	1,129	56	1,190	100
Commercial Real Estate	10,211	10,728	479	11,148	168	13,622	291
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	2,063	2,227	—	2,065	8	2,070	15
Consumer	148	155	—	148	—	223	—
Total	$20,471	$22,478	$3,456	$21,600	$232	$24,410	$406

Impaired Loans Receivables (By Class)

	December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	1,120	2,500	—
Commercial Real Estate	11,806	13,833	—
Mortgage Warehouse Lines	—	—	—
Subtotal	12,926	16,333	—
Residential Real Estate	1,208	1,465	—
Consumer:
Loans to Individuals	273	297	—
Other Loans	—	—	—
Subtotal	273	297	—
With no allowance	$14,407	$18,095	$—
With an allowance:
Commercial:
Construction	$7,500	$7,500	$2,089
Commercial Business	147	147	4
Commercial Real Estate	3,234	3,234	19
Mortgage Warehouse Lines	—	—	—
Subtotal	10,881	10,881	2,112
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other Loans	—	—	—
Subtotal	—	—	—
With an allowance	$10,881	$10,881	$2,112

Total:
Construction	$7,500	$7,500	$2,089
Commercial Business	1,267	2,647	4
Commercial Real Estate	15,040	17,067	19
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	1,208	1,465	—
Consumer	273	297	—
Total	$25,288	$28,976	$2,112

Impaired Loans Receivables (By Class)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$9,304	$23	$6,203	$48
Commercial Business	1,621	17	1,358	35
Commercial Real Estate	8,884	91	8,338	182
Mortgage Warehouse Lines	—	—		—
Subtotal	19,809	131	15,899	265
Residential Real Estate	1,360	9	1,282	18

Consumer:
Loans to Individuals	517	—	599	—
Other Loans	—	—	—	—
Subtotal	517	—	599	—
With no allowance	$21,686	$140	$17,780	$283
With an allowance:
Commercial:
Construction	$—	$—	$—	$—
Commercial Business	140	—	398	—
Commercial Real Estate	3,675	51	4,113	104
Mortgage Warehouse Lines	—	—	—	—
Subtotal	3,815	51	4,511	104
Residential Real Estate	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—
Other Loans	—	—	—	—
Subtotal	—	—	—	—
With an allowance	$3,815	$51	$4,511	$104
Total:
Construction	$9,304	$23	6,203	48
Commercial Business	1,761	17	1,756	35
Commercial Real Estate	12,559	142	12,451	286
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	1,360	9	1,282	18
Consumer	517	—	599	—
Total	$25,501	$191	$22,291	$387

Purchased Credit-Impaired Loans
Purchased credit-impaired (“PCI”) loans are loans acquired at a discount due in part to the deteriorated credit quality. On November 8, 2019, as part of the merger of Shore Community Bank with and into the Bank, the Company acquired PCI loans with loan balances totaling $6.3 million and fair values totaling $4.6 million. The following table presents additional information regarding PCI loans at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Outstanding balance	$4,284	$5,221
Carrying amount	$3,121	$4,041
Changes in accretable discount for purchased credit-impaired loans for the three and six months ended June 30, 2021 and June 30, 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$388	$522	$232	$657
Acquisition of impaired loans	—	—	—	—
Transfer from non-accretable discount			229	—
Accretion of discount	(87)	(96)	(160)	(231)
Balance at end of period	$301	$426	$301	$426
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (Dollars in thousands):

June 30, 2021		December 31, 2020
Number of loans	Recorded Investment	Number of loans	Recorded Investment
3	$471	1	$311
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
There were no loans modified as a TDR during the six months ended June 30, 2021 and 2020. There were no TDRs that subsequently defaulted within 12 months of restructuring during the six months ended June 30, 2021 and 2020.

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

As of June 30, 2021, all commercial business, commercial real estate and consumer loans, except for two loans, that had previously received deferrals in 2020 and 2021 were no longer deferred and had made the contractually due payments. These modified loans were not considered TDRs under the CARES Act and the Economic Aid Act. The two loans consisted of one hotel loan totaling $3.1 million that was placed on non-accrual in the third quarter of 2020 and one residential mortgage loan for $871,000 that was placed on non-accrual in the first quarter of 2021.

(5)   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and six months ended June 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Service charges on deposit accounts:
Overdraft fees	$32	$30	$69	$125
Other	75	102	155	220
Interchange income	187	152	350	301
Other income - in scope	119	112	217	215
Income on bank-owned life insurance (1)	168	264	342	444
Gain on sales of loans (1)	2,766	2,121	5,861	3,591
Loan servicing fees (1)	165	157	324	323
Gain on sales and calls of securities (1)	2	10	4	18
Other income (1)	221	152	491	319
	$3,735	$3,100	$7,813	$5,556
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
As of June 30, 2021, there were 314,416 shares of common stock available for future grants under the Stock Plans.

The following table summarizes Options activity during the six months ended June 30, 2021:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	134,122	$11.61	4.3	$731
Granted	21,500	15.56	9.5
Exercised	(7,666)	8.94
Outstanding at June 30, 2021	147,956	$12.32	4.7	$1,254

Exercisable at June 30, 2021	109,046	$10.69	3.3	$1,097
The fair value of each Option and the significant weighted average assumptions used to calculate the fair value of the Options granted during the six months ended June 30, 2021 were as follows:

Grant Date
January 4, 2021
Fair value of options granted	$3.38
Risk-free rate of return	0.64%
Expected option life in years	7
Expected volatility	28.47%
Expected dividends	2.27%
Share-based compensation expense related to Options was $43,000 and $45,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was approximately $124,000 of unrecognized compensation cost related to unvested Options.
The following table summarizes the activity in Stock Awards for the six months ended June 30, 2021:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2021	129,883	$12.61
Granted	39,350	18.18
Vested	(36,817)	18.26
Non-vested at June 30, 2021	132,416	$12.70
Share-based compensation expense related to Stock Awards was $530,000 and $537,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was approximately $1.7 million of unrecognized compensation cost related to unvested Stock Awards.
The following table summarizes the activity in RSUs for the six months ended June 30, 2021:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2021	25,817	$21.24
Granted	14,250	15.56
Vested	(9,083)	16.82
Non-vested at June 30, 2021	30,984	$19.92
Share-based compensation expense related to RSUs was $203,000 and $112,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was approximately $441,000 of unrecognized compensation cost related to unvested RSUs.

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

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans. The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. At June 30, 2021 and December 31, 2020, the Company’s President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executive officers, directors and certain employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $37.7 million and $37.3 million at June 30, 2021 and December 31, 2020, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$50	$45	$99	$92
Interest cost	46	41	92	82
Actuarial gain recognized	(89)	(56)	(178)	(100)
Total	$7	$30	$13	$74

(8) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	June 30, 2021
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$1,988	$(496)	$1,492
Unrealized impairment loss on held to maturity security	(459)	109	(350)
Gains on unfunded pension liability	203	(57)	146
Accumulated other comprehensive income	$1,732	$(444)	$1,288

	December 31, 2020
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$2,616	$(644)	$1,972
Unrealized impairment loss on held to maturity security	(472)	112	(360)
Gains on unfunded pension liability	444	(124)	320
Accumulated other comprehensive income	$2,588	$(656)	$1,932

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax for the three and six months ended June 30, 2021 and June 30, 2020:

(Dollars in thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance - April 1, 2021	$1,457	$(355)	$232	$1,334
Other comprehensive income (loss) before reclassifications	37	—	(23)	14
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(63)	(58)
Reclassification adjustment for gains realized in income	(2)	—	—	(2)
Other comprehensive income (loss)	35	5	(86)	(46)
Balance - June 30, 2021	$1,492	$(350)	$146	$1,288

Balance - Balance - April 1, 2020	$161	$(372)	$270	$59
Other comprehensive income before reclassifications	1,298	—	60	1,358
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	(39)	(36)
Reclassification adjustment for gains realized in income	(7)	—	—	(7)
Other comprehensive income	1,291	3	21	1,315
Balance - June 30, 2020	$1,452	$(369)	$291	$1,374

Balance - January 1, 2021	$1,972	$(360)	$320	$1,932
Other comprehensive loss before reclassifications	(478)	—	(47)	(525)
Amounts reclassified from accumulated other comprehensive income (loss)	—	10	(127)	(117)
Reclassification adjustment for gains realized in income	(2)	—	—	(2)
Other comprehensive (loss) income	(480)	10	(174)	(644)
Balance - June 30, 2021	$1,492	$(350)	$146	$1,288

Balance - January 1, 2020	$303	$(374)	$262	$191
Other comprehensive income before reclassifications	1,157	—	99	1,256
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(70)	(65)
Reclassification adjustment for gains realized in income	(8)	—	—	(8)
Other comprehensive income	1,149	5	29	1,183
Balance - June 30, 2020	$1,452	$(369)	$291	$1,374

(9) Recent Accounting Pronouncements
Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

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

ASU 2019-12 - Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” This ASU removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and removes the exception to the interim period income tax accounting when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 also simplifies the accounting for income taxes by requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax, that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill originally was recognized, and that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public business entities, ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2020-02 - Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)

In January 2020, the FASB issued ASU No. 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842):” Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU adds and amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. See the discussion regarding the adoption of ASU 2016-13 above.

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

ASU 2020-04 - Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848)" which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU No. 2020-04 became effective for all entities as of March 12, 2020 and will apply to all LIBOR reference rate modifications through December 31, 2022. For the Company, the provisions of this ASU were effective upon issuance and did not have a material impact on the Company's consolidated financial statements.

ASU 2021-01 - Reference Rate Reform (Topic 848)

In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848)." The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. ASU No. 2021-01 became immediately effective for all entities, which may elect to apply the update retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to the issuance date of ASU No. 2021-01 up to the date that financial statements are available to be issued. In addition, ASU No.2021-01 applies to all contract modifications made through December 31, 2022. For the Company, the provisions of this ASU were effective upon issuance and did not have a material impact on the Company's consolidated financial statements.

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
Other Real Estate Owned.  Foreclosed properties are adjusted to fair value less estimated selling costs at the time of foreclosure in preparation for transfer from portfolio loans to other real estate owned (“OREO”), thereby establishing a new accounting basis.  The Company subsequently adjusts the fair value of the OREO, utilizing Level 3 inputs on a non-recurring basis to reflect partial write-downs based on the observable market price, the current appraised value of the asset or other estimates of fair value. The fair value of other real estate owned is determined using appraisals, which may be discounted based on management’s review and changes in market conditions.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2021
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$—	$2,769	$—	$2,769
Residential collateralized mortgage obligations - GSE	—	37,071	—	37,071
Residential mortgage backed securities - GSE	—	27,126	—	27,126
Obligations of state and political subdivisions	3,487	21,520	—	25,007
Corporate debt securities	6,186	15,103	—	21,289
Other debt securities	—	17,624	—	17,624
Interest rate lock derivatives	—	351	—	351
Total	$9,673	$121,564	$—	$131,237

	December 31, 2020
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$—	$3,439	$—	$3,439
Residential collateralized mortgage obligations - GSE	—	36,779	—	36,779
Residential mortgage backed securities - GSE	—	13,597	—	13,597
Obligations of state and political subdivisions	—	27,452	—	27,452
Corporate debt securities	9,287	12,080	—	21,367
Other debt securities	—	22,563	—	22,563
Interest rate lock derivatives	—	537	—	537
Total	$9,287	$116,447	$—	$125,734
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis at June 30, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2021
Impaired loans	$—	$—	$11,689	$11,689
Other real estate owned	—	—	48	48
December 31, 2020
Impaired loans	$—	$—	$8,769	$8,769
Other real estate owned	—	—	92	92
Impaired loans measured at fair value and included in the above table at June 30, 2021 consisted of 7 loans having an aggregate recorded investment of $15.1 million and specific loan loss allowance of $3.4 million. Impaired loans measured at fair value and included in the above table at December 31, 2020 consisted of 5 loans having an aggregate balance of $10.9 million with specific loan loss allowance of $2.1 million.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2021
Impaired loans	$11,689	Appraisal of collateral (1)	Appraisal adjustments (2)	5.3% - 29.6% (16.8%)
Other real estate owned	$48	Appraisal of collateral (1)	Appraisal adjustments (2)	89.0% (89.0%)
December 31, 2020
Impaired loans	$8,769	Appraisal of collateral (1)	Appraisal adjustments (2)	0.1% - 40.4% (12.6%)
Other real estate owned	$92	Appraisal of collateral (1)	Appraisal adjustments (2)	79.0% (79.0%)
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
The estimated fair values and carrying amounts of financial assets and liabilities as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$215,677	$215,677	$—	$—	$215,677
Securities available for sale	130,886	9,673	121,213	—	130,886
Securities held to maturity	97,993	—	100,764	—	100,764
Loans held for sale	6,017	—	6,165	—	6,165
Net loans	1,218,517	—	—	1,259,926	1,259,926
SBA servicing asset	827	—	1,209	—	1,209
Interest rate lock derivative	351	—	351	—	351
Accrued interest receivable	4,306	—	4,306	—	4,306
FHLB stock	1,087	—	1,087	—	1,087
Deposits	(1,546,061)	—	(1,546,586)	—	(1,546,586)
Short-term borrowings	—	—	—	—	—
Redeemable subordinated debentures	(18,557)	—	(14,191)	—	(14,191)
Accrued interest payable	(530)	—	(530)	—	(530)

	December 31, 2020
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$21,995	$21,995	$—	$—	$21,995
Securities available for sale	125,197	9,287	115,910	—	125,197
Securities held to maturity	92,552	—	95,640	—	95,640
Loans held for sale	29,782	—	30,618	—	30,618
Net loans	1,418,065	—	—	1,463,821	1,463,821
SBA servicing asset	795	—	1,209	—	1,209
Interest rate lock derivative	537	—	537	—	537
Accrued interest receivable	5,273	—	5,273	—	5,273
FHLB stock	1,498	—	1,498	—	1,498
Deposits	(1,562,839)	—	(1,564,431)	—	(1,564,431)
Short-term borrowings	(9,825)	—	(9,825)	—	(9,825)
Redeemable subordinated debentures	(18,557)	—	(10,932)	—	(10,932)
Accrued interest payable	(851)	—	(851)	—	(851)
Loan commitments and standby letters of credit as of June 30, 2021 and December 31, 2020 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(11) Leases

At June 30, 2021, the Company had 34 operating leases under which the Company is a lessee. Of the 34 leases, 22 leases were for real property, including leases for 18 of the Company’s branch offices and 4 leases for general office space including the Company’s headquarters. All of the real property leases include one or more options to extend the lease term. Four of the branch office leases are for the land on which the branch offices are located and the Company owns the leasehold improvements.

In addition, the Company had 12 leases for office equipment, consisting primarily of copiers and printers. None of these leases include extensions and generally have three to five year terms.

At June 30, 2021, the Company did not have any finance leases.

For the three and six months ended June 30, 2021 and 2020, the Company recognized rent and equipment expense associated with leases as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost:
Fixed rent expense and equipment expense	$622	$670	$1,289	$1,337
Variable rent expense	—	—	—	—
Short-term lease expense	4	11	6	23
Sublease income	—	—	—	—
Net lease cost	$626	$681	$1,295	$1,360

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost - occupancy expense	$619	$626	$1,232	$1,240
Lease cost - other expense	7	55	63	120
Net lease cost	$626	$681	$1,295	$1,360

For the six months ended June 30, 2021 and 2020, the following cash and non-cash activities were associated with the leases:

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,229	$1,266

Non-cash investing and financing activities:
Additions to right-of-use assets obtained from:
Net lease cost	—	—
New operating lease liabilities	11	144

The future payments due under operating leases at June 30, 2021 and 2020 were as follows:

	At June 30,
(In thousands)	2021	2020
Due in less than one year	$2,113	$2,058
Due in one year but less than two years	2,056	2,030
Due in two years but less than three years	1,930	2,021
Due in three years but less than four years	1,766	1,929
Due in four years but less than five years	1,682	1,766
Thereafter	12,601	14,243
Total future payments	$22,148	$24,047
Less: Implied interest	(5,536)	(6,011)
Total lease liability	$16,612	$18,036

At June 30, 2021 and 2020, future payments due under operating leases were based on ASC Topic 842 and included, in general, at least one lease renewal option on all real estate leases except on one land lease where all renewal options were included. As of June 30, 2021, the weighted-average remaining lease term for all operating leases was 14.5 years. The weighted average discount rate associated with the operating leases at June 30, 2021 was 3.32%.

(12) Borrowings

The Company has borrowing lines established with the FHLB and other correspondent banks. At June 30, 2021, the Company had no borrowings. Overnight or short-term borrowings at December 31, 2020 totaled $9.8 million with an average interest rate of 0.34%. These borrowings are primarily used to fund asset growth not supported by deposit generation.

At June 30, 2021, unused overnight or borrowing potential totaled $247.6 million from the FHLB and unused Fed Funds borrowing commitments were $46.0 million from correspondent banks.

(13) Pending Merger With and Into Lakeland Bancorp

On July 11, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lakeland Bancorp, Inc., a New Jersey corporation (“Lakeland”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Lakeland, with Lakeland continuing as the surviving entity (the “Merger”). The Merger Agreement also provides that, immediately following the consummation of the Merger, the Bank will merge with and into Lakeland Bank, a New Jersey-chartered commercial bank (“Lakeland Bank”) and a wholly-owned subsidiary of Lakeland, with Lakeland Bank continuing as the surviving bank. The Merger Agreement was approved by the Boards of Directors of each of Lakeland and the Company.

Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger (the “Effective Time”), shareholders of the Company will receive, for each outstanding share of 1st Constitution Bancorp common stock that they own at the Effective Time, 1.3577 shares of Lakeland common stock. Cash will be paid in lieu of fractional shares.

Also at the Effective Time (i) all shares of 1st Constitution Bancorp common stock held by 1st Constitution Bancorp as treasury stock and (ii) all shares of 1st Constitution Bancorp common stock owned directly or indirectly by Lakeland or the Company or any of their respective subsidiaries (other than shares in trust accounts, managed accounts and the like for the benefit of customers or shares held in satisfaction of a debt previously contracted), will be canceled and no consideration will be delivered in exchange therefor. Outstanding 1st Constitution Bancorp stock options and performance-based restricted stock units will be cashed out in the Merger. Outstanding 1st Constitution Bancorp restricted stock will vest and will be converted into the right to receive, at the Effective Time, the same consideration that holders of 1st Constitution Bancorp common stock are receiving in the Merger. Each outstanding share of Lakeland common stock will remain outstanding and be unaffected by the Merger.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 (this “Form 10-Q”), the words “the Company,” “we,” “our,” and “us” refer to 1ST Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc. and FCB Assets Holdings, Inc., and 1ST Constitution Real Estate Investment Corporation, which is indirectly owned by the Bank.  1ST Constitution Capital Trust II (“Trust II”), a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary. Trust II, a subsidiary of the Company, was created in May 2006 to issue trust preferred securities to assist the Company in raising additional capital.

This discussion and analysis of the operating results for the three and six months ended June 30, 2021 and financial condition at June 30, 2021 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this Form 10-Q. Results of operations for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of results to be attained for any other period.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  When used in this and in future filings by the Company with the SEC, and in the Company’s written and oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “will,” “will likely result,” “could,” “should,” “may,” “anticipates,” “believes,” “continues,” “expects,” “intends,” “plans,” “will continue,” “is anticipated,” “estimated,” “project” or “outlook” or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Examples of factors or events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimates made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; the enactment of legislation or regulatory changes; changes in monetary and fiscal policies of the U.S. government; changes to the method that LIBOR rates are determined and to the phasing out of LIBOR after 2021; changes in loan delinquency rates or in our levels of nonperforming assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness of other financial institutions, including the need of the FDIC to increase the Deposit Insurance Fund assessments; technological changes; the effects of climate change and harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; failure to consummate the merger of 1st Constitution Bancorp with and into Lakeland Bancorp, Inc. (“Lakeland”), with Lakeland as the surviving entity (the “Merger”), for any reason, including the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company), failure to obtain shareholder approvals or failure to satisfy any of the other closing conditions in a timely basis or at all; the diversion of management’s time from ongoing business operations due to issues relating to the Merger; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the

Agreement and Plan of Merger, dated as of July 11, 2021, by and between Lakeland and 1st Constitution Bancorp (the “Merger Agreement”); the outcome of any legal proceedings that may be instituted against Lakeland or the Company; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; other risks described from time to time in our filings with the SEC; and our ability to manage the risks involved in the foregoing. Further, the foregoing factors may be exacerbated by the ultimate impact of the Novel Coronavirus ("COVID-19") pandemic, which is unknown at this time.

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

Although management has taken certain steps to mitigate any negative effect of the aforementioned factors and the COVID-19 pandemic, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on profitability. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1. "Business," Item 1A. “Risk Factors,” Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," elsewhere in the 2020 Form 10-K and in our other filings with the SEC, and in Part II, Item 1A of this Form 10-Q. However, other factors besides those listed in Item 1A. “Risk Factors” or discussed in the 2020 Form 10-K or this Form 10-Q also could adversely affect our results and you should not consider any such list of factors to be a complete list of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We undertake no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

On July 11, 2021, the Company and Lakeland (NASDAQ: LBAI), the holding company for Lakeland Bank, entered into the Merger Agreement, providing for the Merger of the Company with and into Lakeland, with Lakeland continuing as the surviving entity. The Merger Agreement provides that, immediately following the consummation of the Merger, the Bank will merge with and into Lakeland Bank (the “Bank Merger”). For additional discussion of the Merger and the Bank Merger, see Note 13 to the financial statements contained in Part I, Item 1 of this Form 10-Q.

COVID-19 Impact and Response

As the Company conducts its daily operations, the health and safety of our employees and customers remains our primary concern and we continue to maintain the same measures and protective procedures that we implemented in 2020.

During the first half of 2021, the Company continued working with customers impacted by the economic disruption. To support our loan and deposit customers and the communities we serve, we continue to provide access to additional credit and forbearance on loan interest and or principal payments for up to 90 days where management has determined that it is warranted.
•All loans except for two that had previously received deferrals were no longer deferred at June 30, 2021. The two loans consisted of one hotel loan for $3.1 million that was placed on non-accrual in the third quarter of 2020 and one residential mortgage loan for $871,000 that was placed on non-accrual in the first quarter of 2021.
•As a long-standing SBA preferred lender, we actively participated in the SBA’s PPP lending program established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). In 2020, we funded 467 SBA PPP loans totaling $75.6 million, $70.6 million of which had been forgiven by the SBA through the end of the second quarter of 2021.
•The Economic Aid to Hard-Hit Small Business, Not for Profits and Venues Act (“Economic Aid Act”) was enacted in December 2020 in further response to the COVID-19 pandemic. Among other things, the Economic Aid Act provided relief to borrowers to access additional credit through a second round of the SBA’s PPP. We actively participated in the second round PPP and funded loans totaling $35.3 million, $4.4 million of which had been forgiven by the SBA through the end of the second quarter of 2021.

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Summary

The Company reported net income of $5.2 million and diluted earnings per share of $0.50 for the three months ended June 30, 2021 compared to net income of $3.7 million and diluted earnings per share of $0.36 for the three months ended June 30, 2020. Net income increased 39.6% and diluted earnings per share increased 38.9% for the second quarter of 2021 compared to the second quarter of 2020. For the six months ended June 30, 2021, net income was $10.1 million, or $0.98 per diluted share, compared to net income of $7.1 million, or $0.69 per diluted share, for the six months ended June 30, 2020. Net income increased 41.8% and diluted earnings per share increased 42.0% for the first six months of 2021 compared to the first six months of 2020.

Return on average total assets and return on average shareholders' equity were 1.15% and 10.73%, respectively, for the three months ended June 30, 2021 compared to return on average total assets and return on average shareholders' equity of 0.89% and 8.50%, respectively, for the three months ended June 30, 2020. Return on average total assets and return on average shareholders' equity were 1.12% and 10.66%, respectively, for the six months ended June 30, 2021 compared to return on average total assets and return on average shareholders' equity of 0.89% and 8.26%, respectively, for the six months ended June 30, 2020. Book value per share was $19.02 at June 30, 2021 compared to $18.32 at December 31, 2020.

On July 11, 2021, the Company entered into the Merger Agreement with Lakeland pursuant to which the Company will merge with and into Lakeland and the Bank will merge with and into Lakeland Bank. Expenses of $447,000 related to the Merger were incurred in the three months ended June 30, 2021. No merger-related expenses were incurred in the three months ended June 30, 2020.

Adjusted net income increased 49.1% to $5.5 million, for the second quarter of 2021 compared to adjusted net income of $3.7 million for the second quarter of 2020. Adjusted net income per diluted share increased 47.2% to $0.53 for the second quarter of 2021 compared to adjusted net income per diluted share of $0.36 for the second quarter of 2020. For the six months ended June 30, 2021, adjusted net income was $10.4 million, or $1.01 per diluted share, compared to adjusted net income of $7.2 million, or $0.70 per diluted share, for the six months ended June 30, 2020.

Adjusted net income and adjusted net income per diluted share are non-GAAP financial measures that exclude the after-tax effect of merger-related expenses from the comparable GAAP financial measure. These and other non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s GAAP financial results. A reconciliation of these non-GAAP financial measures to the GAAP financial results is included in the following table.

The following table reflects the reconciliation of non-GAAP financial measures(1) for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Adjusted net income
Net income	$5,152	$3,690	$10,081	$7,111
Adjustments:
Merger-related expenses	447	—	447	64
Income tax effect of adjustments	(98)	—	(98)	(19)
Adjusted net income	$5,501	$3,690	$10,430	$7,156

Adjusted net income per diluted share
Adjusted net income	$5,501	$3,690	$10,430	$7,156
Diluted shares outstanding	10,325,335	10,248,156	10,315,780	10,256,481
Adjusted net income per diluted share	$0.53	$0.36	$1.01	$0.70

Adjusted return on average total assets
Adjusted net income	$5,501	$3,690	$10,430	$7,156
Average assets	1,804,555	1,668,600	1,811,984	1,609,991
Adjusted return on average total assets	1.22%	0.89%	1.16%	0.89%

Adjusted return on average shareholders’ equity
Adjusted net income	$5,501	$3,690	$10,430	$7,156
Average equity	192,675	174,603	190,692	173,217
Adjusted return on average shareholders’ equity	11.45%	8.50%	11.03%	8.31%

Adjusted efficiency ratio
Adjusted non-interest expenses(2)	$10,084	$9,837	$21,185	$19,566
Total revenue - tax-equivalent	18,297	17,079	37,780	32,588
Adjusted efficiency ratio	55.11%	57.60%	56.07%	60.04%

Book value and tangible book value per common share
Shareholders’ equity			$195,657	$177,484
Less: goodwill and intangible assets			35,844	36,563
Tangible shareholders’ equity			159,813	140,921
Shares outstanding			10,284,848	10,219,048
Book value per common share			$19.02	$17.37
Tangible book value per common share			$15.54	$13.79

(1) The Company uses the non-GAAP financial measures of adjusted net income, adjusted net income per diluted share, adjusted return on average total assets, adjusted return on average shareholders’ equity, adjusted efficiency ratio, adjusted non-interest expenses and tangible book value per common share because management believes that it is helpful to readers in understanding the Company’s financial performance and the effect of the expenses related to the pending Merger on its financial statements. These non-GAAP financial measures improve the comparability of the current period results with the results of the prior periods. The Company cautions that the non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s GAAP financial results.

(2) Adjusted non-interest expenses is calculated by subtracting merger-related expenses from total non-interest expenses. Accordingly, adjusted non-interest expenses for the three and six months ended June 30, 2021 is calculated as total non-interest expenses of $10.5 million and $21.6 million for the three- and six-month periods ended June 30, 2021 less $447,000 for the three and six months ended June 30, 2021, and adjusted non-interest expenses for the three and six months ended June 30, 2020 is calculated as total non-interest expenses of $9.8 million and $19.6 million for the three- and six-month periods ended June 30, 2020 less merger-related expenses of $64,000 for the six months ended June 30, 2020. There were no merger-related expenses incurred in the three months ended June 30, 2020. Total revenue- tax equivalent is calculated as net interest income tax-equivalent plus total non-interest income.

Second Quarter 2021 Highlights
•Net income increased $1.5 million, or 39.6%, to $5.2 million as compared to the second quarter of 2020. Return on average total assets and return on average shareholders' equity were 1.15% and 10.73%, respectively.
•Net interest income was $14.4 million and the net interest margin was 3.47% on a tax-equivalent basis.
•A provision for loan losses of $600,000 was recorded and net charge-offs were $719,000.
•Total loans were $1.2 billion at June 30, 2021 and decreased $59.5 million from March 31, 2021. During the second quarter of 2021, mortgage warehouse lines decreased $25.8 million to $241.8 million at June 30, 2021, reflecting primarily a lower volume of funding than in the first quarter of 2021. Commercial business loans decreased $27.3 million due primarily to the forgiveness and pay-off of the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans. Residential real estate loans held in the portfolio decreased $6.6 million due to pay-offs of loans.
•Non-interest income was $3.7 million for the second quarter of 2021, as residential mortgage banking operations and SBA lending generated $2.0 million and $775,000 gain on sales of loans, respectively.
•Non-interest-bearing demand deposits increased $20.0 million, savings and interest-bearing transaction accounts increased $56.6 million and certificates of deposit declined $91.8 million during the second quarter of 2021.
•Non-performing assets were $12.1 million, or 0.68% of total assets at June 30, 2021, representing a decrease of $3.3 million from March 31, 2021 and included $48,000 of other real estate owned (“OREO”). Two non-performing hotel loans totaling $2.6 million were paid off and a charge-off of $12,000 was incurred.

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

Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 79.4% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended June 30, 2021 compared to 81.7% of net revenues for the three months ended June 30, 2020. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the three months ended June 30, 2021 and 2020. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Three months ended June 30, 2021			Three months ended June 30, 2020
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$210,857	$58	0.11%	$16,807	$4	0.10%
Investment securities:
Taxable	131,618	504	1.53%	168,415	852	2.02%
Tax-exempt (1)	91,817	580	2.53%	82,709	627	3.03%
Total investment securities	223,435	1,084	1.95%	251,124	1,479	2.36%
Loans: (2)
Commercial real estate	617,365	7,800	5.00%	579,640	7,791	5.32%
Mortgage warehouse lines	221,289	2,303	4.12%	223,696	2,284	4.08%
Construction	132,337	1,829	5.47%	140,593	1,992	5.70%
Commercial business	128,306	1,225	3.83%	145,209	1,567	4.34%
SBA PPP loans	54,208	704	5.21%	54,285	348	2.58%
Residential real estate	71,137	734	4.13%	87,878	952	4.29%
Loans to individuals	18,507	179	3.88%	28,809	316	4.34%
Loans held for sale	7,342	65	3.54%	14,472	114	3.15%
All other loans	847	6	2.80%	629	10	4.44%
Deferred (fees) costs, net	(1,583)	—	—%	261	—	—%
Total loans	1,249,755	14,845	4.76%	1,275,472	15,374	4.85%
Total interest-earning assets	1,684,047	$15,987	3.81%	1,543,403	$16,857	4.39%
Non-interest-earning assets:
Allowance for loan losses	(17,118)			(10,232)
Cash and due from banks	18,808			11,712
Other assets	118,818			123,717
Total non-interest-earning assets	120,508			125,197
Total assets	$1,804,555			$1,668,600
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$474,591	$421	0.36%	$425,347	$611	0.58%
Savings accounts	395,586	409	0.41%	271,772	547	0.81%
Certificates of deposit	212,573	512	0.97%	353,160	1,566	1.78%
Federal Reserve Bank PPPLF borrowings	—	—	—%	3,970	3	0.30%
Short-term borrowings	1	—	—%	35,679	45	0.51%
Redeemable subordinated debentures	18,557	83	1.77%	18,557	106	2.26%
Total interest-bearing liabilities	1,101,308	$1,425	0.52%	1,108,485	$2,878	1.04%
Non-interest-bearing liabilities:
Demand deposits	479,618			356,322
Other liabilities	30,954			29,190
Total non-interest-bearing liabilities	510,572			385,512
Shareholders’ equity	192,675			174,603
Total liabilities and shareholders’ equity	$1,804,555			$1,668,600
Net interest spread (3)			3.29%			3.35%
Net interest income and margin (4)		$14,562	3.47%		$13,979	3.64%
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

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the six months ended June 30, 2021 and 2020. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Six months ended June 30, 2021			Six months ended June 30, 2020
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$179,576	$95	0.11%	$20,682	$93	0.90%
Investment securities:
Taxable	130,425	1,024	1.57%	168,393	1,908	2.27%
Tax-exempt (1)	90,316	1,185	2.62%	73,954	1,182	3.20%
Total investment securities	220,741	2,209	2.00%	242,347	3,090	2.55%
Loans: (2)
Commercial real estate	614,878	15,478	5.01%	577,140	15,146	5.19%
Mortgage warehouse lines	250,352	5,088	4.04%	199,485	4,319	4.33%
Construction	132,747	3,651	5.47%	144,044	4,171	5.82%
Commercial business	128,393	2,496	3.92%	144,001	3,370	4.71%
SBA PPP loans	57,888	1,729	6.02%	27,143	348	2.58%
Residential real estate	76,051	1,682	4.42%	89,119	1,948	4.32%
Loans to individuals	18,996	399	4.24%	29,653	708	4.72%
Loans held for sale	14,709	235	3.20%	9,229	149	3.23%
All other loans	706	12	3.38%	989	20	4.00%
Deferred (fees) costs, net	(1,363)	—	—%	357	—	—%
Total loans	1,293,357	30,770	4.80%	1,221,160	30,179	4.97%
Total interest-earning assets	1,693,674	$33,074	3.94%	1,484,189	$33,362	4.52%
Non-interest-earning assets:
Allowance for loan losses	(16,584)			(9,843)
Cash and due from banks	15,678			12,547
Other assets	119,216			123,098
Total non-interest-earning assets	118,310			125,802
Total assets	$1,811,984			$1,609,991
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$466,706	$885	0.38%	$413,592	$1,371	0.67%
Savings accounts	375,096	836	0.45%	268,413	1,151	0.86%
Certificates of deposit	269,436	1,219	0.91%	356,521	3,440	1.94%
Federal Reserve Bank PPPLF borrowings	—	—	—%	1,984	3	0.30%
Short-term borrowings	163	—	—%	27,298	107	0.79%
Redeemable subordinated debentures	18,557	167	1.79%	18,557	258	2.75%
Total interest-bearing liabilities	1,129,958	$3,107	0.55%	1,086,365	$6,330	1.17%
Non-interest-bearing liabilities:
Demand deposits	460,232			319,920
Other liabilities	31,102			30,489
Total non-interest-bearing liabilities	491,334			350,409
Shareholders’ equity	190,692			173,217
Total liabilities and shareholders’ equity	$1,811,984			$1,609,991
Net interest spread (3)			3.38%			3.35%
Net interest income and margin (4)		$29,967	3.57%		$27,032	3.66%

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

Three months ended June 30, 2021 compared to three months ended June 30, 2020
Net interest income was $14.4 million for the second quarter of 2021 and increased $592,000 compared to net interest income of $13.8 million for the second quarter of 2020. Total interest income was $15.9 million for the three months ended June 30, 2021 compared to $16.7 million for the three months ended June 30, 2021. The decrease in total interest income was due primarily to the lower yield on average interest-earning assets and the decline in the average balance of investments and total loans.

Average interest-earning assets were $1.7 billion, with a tax-equivalent yield of 3.81%, for the second quarter of 2021 compared to average interest-earning assets of $1.5 billion, with a tax-equivalent yield of 4.39%, for the second quarter of 2020. The tax-equivalent yield on average interest-earning assets for the second quarter of 2021 declined 58 basis points to 3.81%, due primarily to the decline in market interest rates during 2020 to a low level that continued through the second quarter of 2021 and the significant increase in the average balance of federal funds sold/short-term investments with a yield of 0.11%.

The Federal Reserve reduced the targeted federal funds rate 150 basis points in March 2020 in response to the economic uncertainty resulting from the COVID-19 pandemic. As a result of the reductions in the targeted federal funds rate, the prime rate declined to 3.25% in March 2020 and was unchanged through the second quarter of 2021. The Bank had approximately $428.4 million of loans with an interest rate tied to the prime rate and approximately $48.6 million of loans with an interest rate tied to either 1- or 3-month LIBOR at June 30, 2021. Unearned fees, net of deferred costs, related to the SBA PPP loans were $1.2 million at June 30, 2021.

Interest expense on average interest-bearing liabilities was $1.4 million, with an interest cost of 0.52%, for the second quarter of 2021, compared to $1.7 million, with an interest cost of 0.59%, for the first quarter of 2021 and $2.9 million, with an interest cost of 1.04%, for the second quarter of 2020. Interest expense declined $1.5 million for the second quarter of 2021 compared to the second quarter of 2020 due primarily to the decline in interest rates paid on deposits as a direct result of the lower interest rate environment. The average cost of interest-bearing deposits was 0.50% for the second quarter of 2021, 0.57% for the first quarter of 2021 and 1.04% for the second quarter of 2020. The interest rates paid on deposits generally do not adjust quickly to rapid changes in market interest rates and decline over time in a falling interest rate environment. Management will continue to monitor and adjust the interest rates paid on deposits to reflect the then current interest rate environment and competitive factors.

The net interest margin on a tax-equivalent basis was 3.47% for the second quarter of 2021 compared to 3.64% for the second quarter of 2020. The net interest margin for the second quarter of 2021 was negatively impacted by the higher average balance of federal funds sold/short-term investments resulting from the $155.5 million increase in total average deposits, the $27.7 million decrease in average investments and the $25.7 million decrease in average total loans from the second quarter of 2020. Interest income for the second quarter of 2021 included $455,000 of fee income related to PPP loans that were forgiven and paid off by the SBA. Excluding the effect of the higher average balance of federal funds sold/short-term investments due primarily to the increase in average deposits, the net interest margin was approximately 3.81% for the second quarter of 2021.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020
For the six months ended June 30, 2021, net interest income increased $2.9 million, or 11.0%, to $29.7 million compared to $26.8 million for the six months ended June 30, 2020. Total interest income was $32.8 million for the six months ended June 30, 2021 compared to $33.1 million for the six months ended June 30, 2020. Despite an increase in average loans outstanding year over year, total interest income decreased due primarily to the lower yield on average interest-earning assets and the significant increase in federal funds sold/short-term investments with a low yield of 0.11%. Average interest-earning assets increased $209.5 million to $1.69 billion for the six months ended June 30, 2021 compared to $1.48 billion for the same period in 2020. This increase was due primarily to a $158.9 million increase in average federal funds sold/short-term investments and a $72.2 million increase in average loans, partially offset by a $21.6 million decrease in average total investment securities. The tax-equivalent yield on average interest earnings assets was 3.94% for the six months ended June 30, 2021 compared to 4.52% for the same period in the prior year. The decline of 58 basis points in tax-equivalent yield year over year was due primarily to the lower interest rate environment and the significant increase in federal funds sold/short-term investments, which had a low yield. The Federal Reserve reduced the targeted federal funds rate in March 2020 in response to the COVID-19 pandemic. As a result of the reductions in the targeted federal funds rate, the prime rate declined to 3.25% in March 2020 and was unchanged through the second quarter of 2021.

Interest expense on average interest-bearing liabilities was $3.1 million, with an interest cost of 0.55%, for the six months ended June 30, 2021 compared to $6.3 million, with an interest cost of 1.17%, for the same period in the prior year. The interest cost declined 62 basis points at June 30, 2021 compared to June 30, 2020 due primarily to lower market interest rates. Of the total increase in average interest-bearing liabilities of $43.6 million, money market and NOW accounts increased $53.1 million and savings accounts increased $106.7 million, while certificates of deposit decreased $87.1 million and short-term borrowings decreased $29.1 million. Management will continue to monitor the interest rates paid on deposits and adjust them based on then current market conditions.

The net interest margin on a tax-equivalent basis was 3.57% for the six months ended June 30, 2021 compared to 3.66% for the six months ended June 30, 2020. The decline in the net interest margin year over year was a result of a lower market interest rate environment and the significant increase in federal funds sold/short-term investments.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. As a result of the continuing economic and social disruption caused by the COVID-19 pandemic, in the second quarter of 2021 management reviewed construction, commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days with a special emphasis on the hotel and restaurant-food service industries that have been adversely impacted by the economic disruption caused by the pandemic. Prior to March 2020, when the impacts of the COVID-19 pandemic began to be realized, the general economic environment in New Jersey and the New York City metropolitan area had been positive with stable and expanding economic activity, and the Company had generally experienced stable loan credit quality over the past five years.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

The Company recorded a provision for loan losses of $600,000 for the second quarter of 2021 compared to a provision for loan losses of $2.1 million for the second quarter of 2020. The provision for loan losses in the second quarter of 2021 reflected the decrease in the size of the loan portfolio, net charge-offs and changes in loan ratings, risk elements and mix of the loan portfolio at June 30, 2021. The higher provision for loan losses in the second quarter of 2020 reflected, in part, a $1.6 million increase in qualitative loss factors related to the COVID-19 pandemic. Management determined that no adjustment to these qualitative factors was appropriate at June 30, 2021. At June 30, 2021, total loans were $1.2 billion and the allowance for loan losses was $16.9 million, or 1.37% of total loans, compared to total loans of $1.4 billion and an allowance for loan losses of $12.1 million, or 0.89% of total loans, at June 30, 2020. The allowance for loan losses, excluding the allocated reserve for mortgage warehouse lines, was $15.8 million, or 1.59% of total loans excluding mortgage warehouse lines at June 30, 2021. In addition, at June 30, 2021, there were $36.0 million of SBA PPP loans which are 100% guaranteed by the SBA and, accordingly, no allowance was provided.

Six months ended June 30, 2021 compared to six months ended June 30, 2020
During the first six months of 2021, the Company recorded a provision for loan losses of $2.0 million compared to a provision for loan losses of $3.0 million for the first six months of 2020. The provision for loan losses for the 2020 period included an increase in the allowance for the estimated increase in incurred loan losses due primarily to the economic and social disruption caused by the COVID-19 pandemic and reflected charge-offs of $165,000. The provision for loan losses for the first six months of 2021 reflected primarily a $2.0 million increase in specific reserves on impaired loans, charge-offs of $719,000 and recoveries of previously charged-off loans of $3,000.

Non-Interest Income

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Non-interest income was $3.7 million for the second quarter of 2021, representing an increase of $635,000, or 20.5%, compared to $3.1 million for the second quarter of 2020. The increase in non-interest income was driven primarily by a $645,000 increase in gain on sales of loans.

The Company originates and sells commercial loans guaranteed by the SBA and residential mortgage loans in the secondary market. In the second quarter of 2021, $6.3 million of SBA loans were sold and gain on sales of loans of $775,000 was recorded compared to no SBA loans originated or sold and no gain on sales of loans recorded in the second quarter of 2020. In the second quarter of 2021, residential mortgage banking operations originated $60.3 million of residential mortgages, sold $70.1 million of residential mortgages and recorded a $2.0 million gain on sales of loans compared to $76.0 million of residential mortgages originated, $76.6 million of residential mortgage loans sold and a $2.1 million gain on sales of loans recorded in the second quarter of 2020. Income from bank-owned life insurance (“BOLI”) decreased $96,000 for the second quarter of 2021 compared to the second quarter of 2020, which included $75,000 of income from a death benefit. Other income increased $119,000 in the second quarter of 2021 compared to the second quarter of 2020 due primarily to fees collected on expired loan commitments and higher interchange fees.

Six months ended June 30, 2021 compared to six months ended June 30, 2020
Total non-interest income for the six months ended June 30, 2021 increased $2.3 million, or 40.6%, to $7.8 million compared to total non-interest income of $5.6 million for the six months ended June 30, 2020 due primarily to increases in gain on the sales of loans.
For the six months ended June 30, 2021, $148.5 million of residential mortgages were originated and $172.3 million of residential mortgages were sold, which generated gain on sales of loans of $4.9 million, as compared to $115.8 million of residential mortgages originated and $110.6 million of residential mortgage sold, which generated gain on sales of loans of $3.3 million, for the six months ended June 30, 2020. Management believes that the increase in residential mortgage loans originated and sold was due primarily to increased residential mortgage financing activity as a result of lower mortgage interest rates.

For the six months ended June 30, 2021, $8.1 million of SBA loans were sold and gain on sales of loans of $964,000 was recorded compared to $2.7 million of SBA loans sold and gain on sales of loans of $226,000 recorded for the six months ended June 30, 2020.

Service charges on deposit accounts decreased $121,000 to $224,000 for the six months ended June 30, 2021 from $345,000 for the six months ended June 30, 2020, due primarily to lower overdraft fees.

For the six months ended June 30, 2021, income on BOLI decreased $102,000 to $342,000 compared to $444,000 for the six months ended June 30, 2020, which included $75,000 of income from a death benefit. Other income increased $224,000 to $1.4 million for the six months ended June 30, 2021 compared to $1.2 million for the six months ended June 30, 2020, due primarily to recoveries on PCI loans in excess of the fair value of the acquired loan, fees collected on expired loan commitments and higher interchange fees.

In future periods, originations and sales of residential mortgages may decline due to a lower level of refinancing activity and or a lower level of residential home purchases resulting from the economic and social disruption caused by the COVID-19 pandemic. A decline in sales of residential mortgages would result in a lower gain on sales of loans and a decline of non-interest income. The future origination and sale of SBA loans may also be negatively affected by the pandemic.

Non-Interest Expenses
For the three months ended June 30, 2021, non-interest expenses were $10.5 million compared to $9.8 million for the three months ended June 30, 2020, representing an increase of $694,000, or 7.1%, due primarily to merger-related expenses of $447,000 incurred in the second quarter of 2021 in connection with the pending Merger. Adjusted non-interest expenses, which excludes the $447,000 of merger-related expenses, increased $247,000, or 2.5%, compared to the second quarter of 2020.

The following table presents the major components of non-interest expenses for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Salaries and employee benefits	$6,459	$6,001	$13,411	$12,170
Occupancy expense	1,161	1,205	2,472	2,375
Data processing expenses	505	470	996	916
Equipment expense	388	412	820	823
Marketing	32	34	57	78
Telephone	120	129	250	254
Regulatory, professional and consulting fees	452	497	1,045	961
Insurance	97	127	202	246
Supplies	50	111	111	208
FDIC insurance expense	155	225	425	259
Other real estate owned expenses	3	14	55	31
Merger-related expenses	447	—	447	64
Amortization of intangible assets	79	91	160	213
Other expenses	583	521	1,181	1,032
Total	$10,531	$9,837	$21,632	$19,630

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Salaries and employee benefits expense increased $458,000 or 7.6%, for the second quarter of 2021 compared to the second quarter of 2020 due primarily to a $118,000 increase in mortgage commissions, $71,000 in temporary staffing costs and $265,000 in lower deferred loan origination expenses.

FDIC insurance expense decreased $70,000 due primarily to a decrease in the FDIC assessment rate in the second quarter of 2021 compared to the assessment rate in the second quarter of 2020.

Merger-related expenses of $447,000 were incurred in the second quarter of 2021 for legal and other expenses incurred in connection with the pending Merger compared to no merger-related expenses in the second quarter of 2020.

Non-interest expenses may increase, if there is a significant increase in non-performing loans, as a result of higher expenses incurred in connection with loan collection and recovery costs. In addition, FDIC insurance expense may increase if the Bank’s financial condition is adversely impacted by a higher level of non-performing loans and assets.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Non-interest expenses were $21.6 million for the six months ended June 30, 2021 compared to $19.6 million for the six months ended June 30, 2020, representing an increase of $2.0 million, or 10.2%, due primarily to a $847,000 increase in commissions related to the origination of residential mortgages for sale and $447,000 in merger-related expenses in connection with the pending Merger.

Salaries and employee benefits, which represent the largest portion of non-interest expenses, increased $1.2 million, or 10.2%, to $13.4 million for the six months ended June 30, 2021 compared to $12.2 million for the six months ended June 30, 2020, due primarily to higher commissions expense of $847,000 related to the origination of residential mortgage loans primarily for sale, $147,000 in temporary staffing costs, merit increases and increases in employee benefit expenses.

Occupancy expense increased $97,000 to $2.5 million for the six months ended June 30, 2021 compared $2.4 million for the six months ended June 30, 2020, due primarily to higher snow removal costs in the first quarter of 2021.

Regulatory, professional and consulting fees increased $84,000 to $1.0 for the six months ended June 30, 2021 compared to $961,000 for the six months ended June 30, 2020, due primarily to an increase in legal services related to loan collections and workouts.

Supplies expense decreased $97,000 to $111,000 for the six months ended June 30, 2021 compared to $208,000 for the six months ended June 30, 2020, due in part to the purchase of a larger amount of COVID-19-related protective supplies in 2020 than in the comparable period in 2021.

FDIC insurance expense increased $166,000 to $425,000 for the six months ended June 30, 2021 compared to $259,000 for the six months ended June 30, 2020, due primarily to a $123,000 credit received from the FDIC in the first quarter of 2020.

Merger-related expenses were $447,000 for the six months ended June 30, 2021 compared to $64,000 for the six months ended June 30, 2020, reflecting the legal and other expenses incurred in connection with the pending Merger and the acquisition of Shore Community Bank, respectively.

Other expenses increased $85,000 to $1.2 million for the six months ended June 30, 2021 compared to $1.1 million for the six months ended June 30, 2020, due primarily to general increases in various other operating expense categories year over year.

Income Taxes

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Income tax expense was $1.9 million for the second quarter of 2021, resulting in an effective tax rate of 26.9%, compared to income tax expense of $1.3 million, which resulted in an effective tax rate of 26.0% for the second quarter of 2020. The increase in income tax expense was due primarily to a $2.1 million increase in pre-tax income in the second quarter of 2021 compared to the second quarter of 2020. The higher effective tax rate in the second quarter of 2021 reflected primarily the higher New Jersey statutory tax rate in effect compared to the statutory tax rate in effect in the second quarter of 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Income tax expense was $3.8 million for the six months ended June 30, 2021, resulting in an effective tax rate of 27.5%, compared to income tax expense of $2.6 million, which resulted in an effective tax rate of 26.6% for the six months ended June 30, 2020. The increase in income tax expense was due primarily to a of $4.2 million increase in pre-tax income in the first six months of 2021 compared to the first six months of 2020. The higher effective tax rate in the first six months of 2021 reflected the higher New Jersey statutory tax rate in effect compared to the New Jersey statutory tax rate in effect for the first six months of 2020.

FINANCIAL CONDITION

June 30, 2021 compared to December 31, 2020

Total consolidated assets were $1.79 billion at June 30, 2021, relatively unchanged from December 31, 2020. Total cash and cash equivalents increased $193.7 million and total investment securities increased $11.1 million, which amounts were offset by decreases of $198.3 million in total portfolio loans and $23.8 million in loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents totaled $215.7 million at June 30, 2021 compared to $22.0 million at December 31, 2020, representing an increase of $193.7 million. The increase in cash and cash equivalents reflects an increase in interest-earning deposits due primarily to the cash flows resulting from a decline in total portfolio loans.

Loans Held for Sale

Loans held for sale were $6.0 million at June 30, 2021 compared to $29.8 million at December 31, 2020, representing a decrease of $23.8 million due primarily to loan sales in excess of loan originations. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA guaranteed commercial loans.

Investment Securities

Investment securities represented approximately 12.8% of total assets at June 30, 2021 and approximately 12.1% of total assets at December 31, 2020. Total investment securities increased $11.1 million to $228.8 million at June 30, 2021 from $217.7 million at December 31, 2020. Purchases of investment securities totaled $56.4 million during the six months ended June 30, 2021 and proceeds from calls, maturities and payments totaled $44.0 million during this same period.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns. At June 30, 2021, securities available for sale were $130.9 million, representing an increase of $5.7 million from securities available for sale of $125.2 million at December 31, 2020.

At June 30, 2021, the securities available for sale portfolio had net unrealized gains of $2.0 million compared to net unrealized gains of $2.6 million at December 31, 2020. These net unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. At June 30, 2021, securities held to maturity were $98.0 million, representing an increase of $5.4 million from $92.6 million at December 31, 2020. The fair value of the held to maturity portfolio was $100.8 million and represented a net unrealized gain of $2.8 million at June 30, 2021.

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

The following table represents the components of the loan portfolio at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$615,632	50%	$618,978	43%
Mortgage warehouse lines	241,827	19	388,366	27
Construction	131,270	11	129,245	9
Commercial business	160,056	13	188,728	13
Residential real estate	68,487	5	88,261	6
Loans to individuals	19,353	2	21,269	2
Other loans	104	—	113	—
Total loans	1,236,729	100%	1,434,960	100%
Deferred loan fees, net	(1,287)		(1,254)
Total loans, including deferred loan fees, net	$1,235,442		$1,433,706
Total portfolio loans at June 30, 2021 were $1.24 billion, compared to $1.43 billion at December 31, 2020. The $198.3 million decrease in portfolio loans was due primarily to a decrease of $146.5 million in mortgage warehouse lines, a decrease of $28.7 million in commercial business loans and a decrease of $19.8 million in residential real estate loans, and was partially offset by a $2.0 million increase in construction loans.

Commercial real estate loans totaled $615.6 million at June 30, 2021 compared to $619.0 million at December 31, 2020. Commercial real estate loans consist primarily of loans to businesses that are collateralized by real estate assets employed in the operation of the business and loans to real estate investors to finance the acquisition and/or improvement of income-producing commercial properties.
The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment. Mortgage warehouse loans totaled $241.8 million at June 30, 2021 compared to $388.4 million at December 31, 2020. The decline was due primarily to a lower mortgage funding volume in the second quarter of 2021 compared to the fourth quarter of 2020. In the first six months of 2021, $2.5 billion of residential mortgage loans were financed through the mortgage warehouse funding group compared to $2.0 billion during the first six months of 2020. The higher level of funding activity was due primarily to the lower mortgage interest rate environment that began in March 2020 and persisted through the first six months of 2021, which resulted in an increase in refinancing activity.

Construction loans totaled $131.3 million at June 30, 2021 compared to $129.2 million at December 31, 2020. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are pre-sold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources. In many cases the Bank also provides the mortgage loan to the customer upon completion of the project.

Commercial business loans totaled $160.1 million at June 30, 2021 compared to $188.7 million at December 31, 2020 and declined $28.7 million primarily as a result of the forgiveness and pay-offs of the SBA PPP loans. As a SBA preferred lender, the Bank participated in both rounds of the SBA PPP loan program and had $36.0 million in SBA PPP loans outstanding at June 30, 2021. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.

Residential real estate loans totaled $68.5 million at June 30, 2021 compared to $88.3 million at December 31, 2020 and declined $19.8 million due primarily to pay-offs. Loans to individuals, which are comprised primarily of home equity loans, totaled $19.4 million at June 30, 2021 compared to $21.3 million at December 31, 2020.

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

At June 30, 2021, non-performing loans decreased by $5.2 million to $12.1 million from $17.2 million at December 31, 2020, and the ratio of non-performing loans to total loans decreased to 0.98% at June 30, 2021 compared to 1.20% at December 31, 2020. During the six months ended June 30, 2021, $5.0 million of non-performing loans were resolved as a result of pay-downs, pay-offs and charge-offs. Hotel loans totaling $2.6 million and purchased credit impaired loans totaling $782,000 were repaid. For the six months ended June 30, 2021, $1.2 million of loans were placed on non-accrual status and consisted of a $94,000 home equity loan, an $871,000 residential mortgage loan and a $216,000 construction loan.

Non-accrual loans consist of construction, commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio at the dates indicated.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$871
Non-accrual loans	12,054	16,361
Total non-performing loans	12,054	17,232
Other real estate owned	48	92
Total non-performing assets	12,102	17,324
Performing troubled debt restructurings	5,296	5,768
Performing troubled debt restructurings and total non-performing assets	$17,398	$23,092

Non-performing loans to total loans	0.98%	1.20%
Non-performing loans to total loans excluding mortgage warehouse lines	1.21%	1.65%
Non-performing assets to total assets	0.68%	0.96%
Non-performing assets to total assets excluding mortgage warehouse lines	0.78%	1.22%
Total non-performing assets and performing troubled debt restructurings to total assets	0.97%	1.28%
Non-performing assets decreased by $5.2 million to $12.1 million at June 30, 2021 from $17.3 million at December 31, 2020. OREO totaled $48,000 at June 30, 2021 compared to $92,000 at December 31, 2020. OREO at June 30, 2021 was comprised of one parcel of land.

At June 30, 2021, the Bank had 8 loans totaling $5.4 million that were troubled debt restructurings. Two of these loans totaling $127,000 are included in the above table as non-accrual loans and the remaining seven loans totaling approximately $5.3 million were performing. At December 31, 2020, the Bank had 10 loans totaling $5.9 million that were troubled debt restructurings. Two of these loans totaling $141,000 are included in the above table as non-accrual loans and the remaining eight loans totaling approximately $5.8 million were performing.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At June 30, 2021, there were 3 loans acquired with evidence of deteriorated credit quality totaling $542,000 that were not classified as non-performing loans. At December 31, 2020, there were 5 loans acquired with evidence of deteriorated credit quality totaling $2.4 million that were not classified as non-performing loans.

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

As a separate class of the total loan portfolio, the warehouse loan portfolio is analyzed as a whole for the purposes of allowance for loan losses. Warehouse lines of credit are subject to the same inherent risks as other commercial lending, but the overall degree of risk differs. While the Company’s loss experience with this type of lending has been non-existent since the product was introduced in 2008, there are other risks unique to this lending that still must be considered in assessing the adequacy of the allowance for loan losses. These unique risks may include, but are not limited to, (i) credit risks relating to the mortgage bankers that borrow from us, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, due to changes in interest rates during the time in warehouse or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

(Dollars in thousands)	Six Months Ended June 30, 2021	Year Ended December 31, 2020	Six Months Ended June 30, 2020
Balance, beginning of period	$15,641	$9,271	$9,271
Provision charged to operating expenses	2,000	6,698	3,020
Loans charged off:
Residential real estate loans	—	—	—
Commercial business and commercial real estate	(718)	(364)	(165)
Loans to individuals	—	(3)	—
All other loans	(1)	—	—
Total loans charged off	(719)	(367)	(165)
Recoveries:
Commercial business and commercial real estate	3	39	—
Loans to individuals	—	—	—
All other loans	—	—	—
Total recoveries	3	39	—
Net charge offs	(716)	(328)	(165)
Balance, end of period	$16,925	$15,641	$12,126
Loans:
At period end	$1,235,442	$1,433,706	$1,355,436
Average during the period	1,293,357	1,333,330	1,221,160
Net charge offs to average loans outstanding	(0.06)%	(0.02)%	(0.01)%
Net charge offs to average loans outstanding, excluding mortgage warehouse loans	(0.07)%	(0.03)%	(0.02)%
Allowance for loan losses to:
Total loans at period end	1.37%	1.09%	0.89%
Total loans at period end excluding mortgage warehouse loans	1.59%	1.32%	1.15%
Non-performing loans	140.41%	90.77%	89.70%
The following table represents the allocation of the allowance for loan losses among the various categories of loans and certain other information as of June 30, 2021 and December 31, 2020, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Amount	As a % of Loan Class	Loans as a % of Total Loans	Amount	As a % of Loan Class	Loans as a % of Total Loans
Commercial real estate	$6,875	1.12%	50%	$6,422	1.04%	43%
Commercial business	2,662	1.66%	13%	2,727	1.44%	13%
Construction	5,025	3.83%	11%	3,741	2.89%	9%
Residential real estate	418	0.61%	5%	619	0.70%	6%
Loans to individuals	110	0.57%	2%	125	0.59%	2%
Subtotal	15,090	1.52%	81%	13,634	1.30%	73%
Mortgage warehouse lines	1,088	0.45%	19%	1,807	0.47%	27%
Unallocated reserves	747	—	—	200	—	—
Total	$16,925	1.37%	100%	$15,641	1.09%	100%

For the six months ended June 30, 2021, the Company recorded a provision for loan losses of $2.0 million, and net charge-offs of $716,000 compared to a provision for loan losses of $3.0 million, and net charge-offs of $165,000 recorded for the first six months of 2020. The higher provision for loan losses recorded for the first six months of 2020 was due primarily to an increase in the allowance for the estimated increase in incurred losses resulting from economic and social disruption caused by the COVID-19 pandemic.

As part of the review of the adequacy of the allowance for loan losses at June 30, 2021, management reviewed substantially all of the $132.1 million of commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days in 2020 and 2021. Loans with balances of less than $250,000 were generally excluded from management’s review.

At June 30, 2021, the allowance for loan losses included $414,000 for loans that were rated Pass-Watch and had received a deferral. This reflects management’s previously reported determination that “Pass-Watch” credit rated loans with modifications or deferrals suggest a weaker financial strength of the borrower than “Pass” credit rated loans, thereby warranting an additional allowance for loan losses than would ordinarily be reserved for “Pass-Watch” credit rated loans.

Within the loan portfolio, hotel and restaurant-food service industries have been adversely impacted by the economic disruption caused by the COVID-19 pandemic. At June 30, 2021, loans to borrowers in the hotel and restaurant-food service industries were $65.2 million and $61.6 million, respectively. Management reviewed over 92% of the hotel loans and over 96% of the restaurant-food service loans. At June 30, 2021, management continued to maintain the additional allowance for loan losses of 75 basis points, or $372,000, attributable to restaurant-food service loans and 25 basis points, or $155,000, attributable to hotel loans due to the challenging operating environment for these businesses as a result of the COVID-19 pandemic.

All construction loans are closely monitored on a quarterly basis and are reviewed to assess the progress of construction relative to the plan and budget and lease-up or sales of units. As part of this review, a specific reserve for construction loans was increased by $1.7 million in the first quarter of 2021.

Management also reviewed loans to schools that are private educational institutions that are generally sponsored or affiliated with religious organizations. These loans totaled $25.7 million at June 30, 2021, and 96% of these loans were reviewed.

At June 30, 2021, the allowance for loan losses was $16.9 million, or 1.37% of loans, compared to $15.6 million, or 1.09% of loans, at December 31, 2020 and $12.1 million, or 0.89% of loans, at June 30, 2020. The allowance for loan losses was 140.41% of non-performing loans at June 30, 2021 compared to 90.77% of non-performing loans at December 31, 2020 and 89.70% of non-performing loans at June 30, 2020. The allowance for loan losses at June 30, 2021 included $1.5 million of allowance that was attributable to management's qualitative factors related to the COVID-19 pandemic and specific reserves of $3.5 million for impaired loans.

Acquisition accounting for the merger with Shore Community Bank (“Shore”) in 2019 and the merger with New Jersey Community Bank (“NJCB”) in 2018 resulted in the Shore and NJCB loans being recorded at their fair value and no allowance for loan losses as of the effective time of the respective mergers. The unaccreted general credit fair value discounts related to the former Shore and NJCB loans were approximately $1.2 million and $359,000 at June 30, 2021, respectively. In addition, at June 30, 2021, there were $36.0 million of SBA PPP loans which are 100% guaranteed by the SBA and, accordingly, no allowance was provided.

Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio at June 30, 2021. However, management expects that the economic disruption resulting from the COVID-19 pandemic will continue to impact businesses, borrowers, employees and consumers in the near term, notwithstanding the wider distribution and availability of vaccines, as uncertainty remains with respect to variants of the virus and the potential reimplementation of certain restrictions and precautionary measures in the Bank’s primary market areas. Management may further increase the provision for loan losses and the allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods.

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

The following table summarizes deposits at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Demand
Non-interest bearing	$489,302	$425,210
Interest bearing	469,437	441,772
Savings	412,687	334,226
Certificates of deposit	174,635	361,631
Total	$1,546,061	$1,562,839

Total deposits were $1.5 billion at June 30, 2021, relatively unchanged from December 31, 2020. However, there was a significant change in the composition of deposits as non-interest-bearing demand deposits increased $64.1 million due in part to the funding of the second round of SBA PPP loans. Certificates of deposit decreased $187.0 million primarily due primarily to the maturity of approximately $147.2 million of short-term internet listing service certificates of deposit that were not renewed. Due to the low interest rate environment, customers generally chose to deposit funds to non-maturity deposit accounts such as NOW and savings accounts, which resulted in a $78.5 million increase in savings deposits and a $27.7 million increase in interest-bearing demand deposits.

The COVID-19 pandemic may impact the Bank’s ability to increase and or retain customers’ deposits. As the pandemic continues, businesses may experience a loss of revenue and consumers may experience a reduction of income, which may in turn cause them to withdraw their funds to pay expenses or reduce their ability to increase their deposits.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank of New York (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At June 30, 2021, the Company had no borrowings compared to $9.8 million of short-term borrowings December 31, 2020.

Liquidity
At June 30, 2021, the amount of liquid assets and the Bank’s access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.
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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50% of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50% of its total assets, or $894.6 million, at June 30, 2021.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30% of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At June 30, 2021 and December 31, 2020, the Bank pledged approximately $350.9 million and $469.5 million of loans, respectively, to support the FHLB borrowing capacity. At June 30, 2021 and December 31, 2020, the Bank had available borrowing capacity of $247.6 million and $301.8 million, respectively, at the FHLB. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, all of which were unused and available at June 30, 2021.
The Bank has access to the Federal Reserve Bank of New York Discount Window facility. At this time the Bank has not pledged investment securities or loans, which would be required, to support borrowings through the Discount Window facility.

The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At June 30, 2021, the balance of cash and cash equivalents was $215.7 million.
Net cash provided by operating activities totaled $36.9 million for the six months ended June 30, 2021 compared to net cash provided by operating activities of $6.2 million for the six months ended June 30, 2020.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities. The increase in cash provided by operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due primarily to the net sales (cash provided) of loans held for sale of approximately $29.6 million and the increase in net income for the first six months of 2021 compared to net funding (cash used) of loans held for sale of approximately $1.6 million for the first six months of 2020.

Net cash provided by investing activities totaled $185.4 million for the six months ended June 30, 2021 compared to net cash used in investing activities of $153.7 million for the six months ended June 30, 2020. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary source of cash from investing activities for the six months ended June 30, 2021 was the cash flow from the decrease in loans. During the six months ended June 30, 2021, loans decreased $197.7 million compared to an increase in loans of $139.4 million during the six months ended June 30, 2020.

Net cash used in financing activities was $28.6 million for the six months ended June 30, 2021 compared to net cash provided by financing activities of $145.3 million for the six months ended June 30, 2020. The primary use of funds for the 2021 period was the decrease in both deposits and short-term borrowings of $16.8 million and $9.8 million, respectively. Management believes that the Company’s and the Bank’s liquidity resources are adequate to provide for the Company’s and the Bank’s planned operations over the next 12 months following June 30, 2021.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $8.0 million to $195.7 million at June 30, 2021 from $187.7 million at December 31, 2020.  The increase in shareholders’ equity was due primarily to increases of $8.1 million in retained earnings and $640,000 in common stock partially offset by a $644,000 decrease in accumulated other comprehensive income and a $128,000 increase in treasury stock.

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

On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under the common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 5% of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. For the six months ended June 30, 2021, the Company withheld 7,994 shares of common stock in connection with the vesting of restricted stock awards to satisfy applicable tax withholding obligations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of June 30, 2021 and December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of June 30, 2021 and December 31, 2020, the Bank’s capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The fully phased in capital conservation buffer is 2.5% of Common Equity Tier 1 capital to risk-weighted assets. At June 30, 2021, the Company and the Bank maintained a capital conservation buffer in excess of 2.5%.

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

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Common equity Tier 1 (CET1)	$158,028	11.48%	$61,959	4.50%	N/A	N/A
Total capital to risk-weighted assets	192,953	14.01%	110,150	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	176,028	12.78%	82,613	6.00%	N/A	N/A
Tier 1 leverage capital	176,028	9.97%	70,645	4.00%	N/A	N/A

As of December 31, 2020:
Common equity Tier 1 (CET1)	$149,292	9.92%	$67,701	4.50%	N/A	N/A
Total capital to risk-weighted assets	182,933	12.16%	120,357	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	167,292	11.12%	90,268	6.00%	N/A	N/A
Tier 1 leverage capital	167,292	9.41%	71,105	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Common equity Tier 1 (CET1)	$175,838	12.78%	$61,934	4.50%	$89,461	6.50%
Total capital to risk-weighted assets	192,763	14.01%	110,106	8.00%	137,632	10.00%
Tier 1 capital to risk-weighted assets	175,838	12.78%	82,579	6.00%	110,106	8.00%
Tier 1 leverage capital	175,838	9.96%	70,622	4.00%	88,278	5.00%

As of December 31, 2020:
Common equity Tier 1 (CET1)	$167,067	11.11%	$67,676	4.50%	$97,754	6.50%
Total capital to risk-weighted assets	182,708	12.15%	120,313	8.00%	150,391	10.00%
Tier 1 capital to risk-weighted assets	167,067	11.11%	90,235	6.00%	120,313	8.00%
Tier 1 leverage capital	167,067	9.40%	71,083	4.00%	88,854	5.00%

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
Under the interest rate risk policy established by the Company’s Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and the economic value of equity. Summarized below is the projected effect of a parallel shift of an increase of 100, 200 and 300 basis points, respectively, in market interest rates on net interest income and the economic value of equity. Due to the historically low interest rate environment at June 30, 2021 a parallel shift down of 100 basis points was presented.
Based upon the current interest rate environment, as of June 30, 2021, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$63,053	$6,736	11.96%	$250,540	$8,922	3.69%
+200	60,335	4,018	7.13%	247,373	5,755	2.38%
+100	57,542	1,225	2.18%	244,270	2,652	1.10%
—	56,317	0	0	241,618	0	0
-100	56,768	451	0.80%	227,468	(14,150)	(5.86)%
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

Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2021, there were no material changes to the Company’s off-balance sheet arrangements and contractual obligations disclosed under Part II, Item 7 of the 2020 Form 10-K. Management continues to believe that the Company has adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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

ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2021. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of June 30, 2021.

In an immediate and sustained 100 basis point increase in market interest rates at June 30, 2021, net interest income for the next 12 months would increase approximately 2.18%, when compared to a flat interest rate scenario. In year two, this sensitivity improves to an increase of 7.50%, when compared to a flat interest rate scenario. In an immediate and sustained 100 basis points decrease in market interest rates, net interest income for year one would increase approximately 0.80% and would decrease approximately 3.50% in year two.

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

Changes in Internal Control Over Financial Reporting

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2021, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of the 2020 Form 10-K, as filed with the SEC on March 15, 2021, other than the risks and uncertainties described below related to the pending Merger with Lakeland.

Risks Related to the Pending Merger with Lakeland Bancorp, Inc.

Failure to complete the Merger for any reason could negatively impact the stock price and the future business and financial results of the Company.

Completion of the Merger is subject to customary closing conditions, including, among others, (i) Lakeland shareholder approval of the issuance of shares of Lakeland common stock pursuant to the Merger Agreement; (ii) the adoption and approval of the Merger Agreement by the Company’s shareholders; (iii) the receipt of all required regulatory approvals; (iv) the absence of any law or order prohibiting the closing; and (v) the effectiveness of the registration statement to be filed by Lakeland with respect to the common stock to be issued in the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants in all material respects.

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
•the risk that Lakeland’s shareholders may not approve the share issuance;
•the risk that the Company’s shareholders may not adopt and approve the Merger Agreement;
•the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated;
•delays in closing the Merger or other risks that any of the closing conditions to the Merger may not be satisfied in a timely manner or at all;
•the diversion of management’s time and resources from ongoing business operations due to issues relating to the Merger;
•material adverse changes in the operations or earnings of the Company or Lakeland; and
•potential litigation in connection with the Merger.

The termination fee and the restrictions on third party proposals set forth in the Merger Agreement may discourage others from trying to acquire us.

Until the completion of the Merger, with some exceptions, the Company is prohibited from soliciting, initiating, knowingly encouraging or participating in any discussion of any inquiries or proposals that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any party other than Lakeland. In addition, the Company has agreed to pay to Lakeland a termination fee equal to $9.0 million in certain circumstances, including if the Company terminates the Merger Agreement to enter into a transaction with another party,. These provisions could discourage other parties from trying to acquire us even though those other parties may be willing to offer greater value to the Company’s shareholders than Lakeland has offered in the Merger. Similarly, such a competing acquirer may propose a price lower than it may otherwise have been willing to offer because of the potential added expense of the termination fee that may become payable to Lakeland in certain circumstances under the Merger Agreement.

The Merger Agreement also provides certain termination rights to Lakeland. If the Merger Agreement is terminated and the Company seeks another merger or business combination, the market price of Company common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration Lakeland has agreed to provide in the Merger.
.
If the Merger is not completed, we will have incurred significant expenses without realizing the expected benefits of the Merger and could be subject to additional risks.

Prior to completion of the Merger, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not consummated, the Company would have to recognize these expenses without receiving the Merger consideration. In addition, if the Merger is not completed, the Company may experience negative reactions from the financial markets and from customers and employees. In such an event, the market price of Company common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. These factors and similar risks could have a material adverse effect on the results of operations, business and common stock price of the Company.

The Company’s shareholders cannot be certain of the precise value of the Merger consideration they may receive in the Merger because the price of Lakeland’s common stock may fluctuate.

Pursuant to the Merger Agreement, each issued and outstanding share of the Company’s common stock will be converted into the right to receive 1.3577 shares of Lakeland common stock. Pending the closing of the Merger, the market value of Lakeland common stock may fluctuate as a result of a variety of factors, including general market and economic conditions, changes in Lakeland’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of the control of Lakeland and the Company. Consequently, at the time that the Company’s shareholders vote to adopt and approve the Merger Agreement, they will not know the actual market value of the shares of Lakeland common stock they will receive when the Merger is completed. The actual value of the shares of Lakeland common stock received by the Company’s shareholders will depend on the market value of Lakeland common stock at the time the Merger is completed, which may be less or more than the value used to determine the exchange ratio provided for in the Merger Agreement.

The Company is subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have a material adverse effect on the Company’s business, financial condition and results of operations. These uncertainties may impair the Company’s ability to retain and motivate key personnel pending the consummation of the Merger, as such, personnel may experience uncertainty about their future roles following the consummation of the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Lakeland, the Company’s business could be harmed and the integration of the respective businesses could be more difficult, costly and time consuming. These uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with the Company to seek to change existing business relationships or fail to extend an existing relationship with the Company. In addition, competitors may target the Company’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

The pursuit of the Merger and the preparation for the integration may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business matters and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company’s business, financial condition and results of operations.

Furthermore, in the Merger Agreement, the Company agreed to operate its business in the ordinary course prior to closing, and is restricted from taking certain actions without Lakeland’s consent while the Merger is pending. These restrictions may, among other things, limit or prevent the Company from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the Merger Agreement, entering into other transactions or making other changes to the Company’s business prior to the consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

The Company’s shareholders will not be entitled to dissenters’ or appraisal rights in the Merger.

Dissenters’ or appraisal rights are statutory rights that, if applicable under law, enable shareholders to dissent from an extraordinary transaction, such as a Merger, and to demand that the Company pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the extraordinary transaction. Under New Jersey law, holders of Company common stock do not have the right to dissent from the Merger Agreement and seek an appraisal in connection with the Merger.

Litigation may be filed against the Boards of Directors of the Company and/or Lakeland that could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

In connection with the Merger, it is possible that shareholders of the Company or Lakeland or others may file putative class action lawsuits against the Boards of Directors of the Company and/or Lakeland, and the cost to defend or settle any such litigation could be significant. Among other remedies, shareholders could seek to enjoin the Merger. The outcome of any such litigation would be uncertain. If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the Merger and result in substantial costs to the Company or Lakeland, including costs associated with indemnification obligations of the Company and Lakeland, if any.

The Company and its shareholders may be unable to fully realize the expected benefits from the Merger.

The Company expects to achieve substantial operating and capital synergies and cost savings as a result of the Merger. If the respective businesses are not successfully integrated, or are not integrated in a timely fashion, the Company and its shareholders may face material adverse effects including, but not limited to (i) diversion of the attention of management and key personnel and potential disruption of ongoing businesses, (ii) the loss of employees and customers, (iii) declines in the Company’s results of operations and financial condition and (iv) a decline in the market price of Company common stock. Even if the respective businesses are successfully integrated, there can be no assurance that the Merger will result in the realization of the full benefit of the anticipated synergies and cost savings or that these benefits will be realized within the expected time frames.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under this common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 396,141 shares of its common stock, representing 5% of the shares of common stock outstanding on January 21, 2016, as adjusted for subsequent common stock dividends. At June 30, 2021, 394,141 shares remained available for repurchase under the common stock repurchase program. In the second quarter of 2021, there were no repurchase of shares of common stock in connection with the vesting of restricted stock awards to satisfy applicable tax withholding obligations.

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
April 1, 2021	April 30, 2021	—	$—	—	394,141
May 1, 2021	May 31, 2021	—	—	—	394,141
June 1, 2021	June 30, 2021	—	—	—	394,141
Total		—	$—	—	394,141

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.   Exhibits.

Exhibit Index
2
Agreement and Plan of Merger, dated as of July 11, 2021, by and between Lakeland Bancorp, Inc. and 1st Constitution Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (SEC File No. 000-32891) filed with the SEC on July 12, 2021)

3(i)
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

10	#
Form of Amended and Restated Executive Life Insurance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-32891) filed with the SEC on May 10, 2021)

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

1ST CONSTITUTION BANCORP

Date:	August 9, 2021	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2021	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)