Form 10-Q
period 2021-09-30
1ST CONSTITUTION BANCORP
filed 2021-11-09
CIK 1141807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
    As of November 5, 2021, there were 10,321,669 shares of the registrant’s common stock, no par value, outstanding.

1ST CONSTITUTION BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
1ST Constitution Bancorp
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$14,956	$3,661
Interest-earning deposits	258,990	18,334
Total cash and cash equivalents	273,946	21,995
Investment securities
Available for sale, at fair value	203,940	125,197
Held to maturity (fair value of $127,234 and $95,640 at September 30, 2021 and December 31, 2020, respectively)	125,198	92,552
Total investment securities	329,138	217,749
Loans held for sale	6,768	29,782
Loans	1,198,455	1,433,706
Less: allowance for loan losses	(17,160)	(15,641)
Net loans	1,181,295	1,418,065
Premises and equipment, net	13,835	14,345
Right-of-use assets	15,282	16,548
Accrued interest receivable	4,379	5,273
Bank-owned life insurance	37,398	37,316
Other real estate owned	48	92
Goodwill and intangible assets	35,765	36,003
Other assets	12,686	9,741
Total assets	$1,910,540	$1,806,909
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing	$534,436	$425,210
Interest bearing	1,104,125	1,137,629
Total deposits	1,638,561	1,562,839
Short-term borrowings	—	9,825
Redeemable subordinated debentures	18,557	18,557
Accrued interest payable	425	851
Lease liability	16,216	17,387
Accrued expenses and other liabilities	36,858	9,793
Total liabilities	1,710,617	1,619,252
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares authorized; none issued	—	—
Common stock, no par value; 30,000,000 shares authorized; 10,376,085 and 10,293,535 shares issued and 10,318,907 and 10,245,826 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	112,138	111,135
Retained earnings	87,735	75,201
Treasury stock, 57,178 and 47,709 shares at September 30, 2021 and December 31, 2020, respectively	(771)	(611)
Accumulated other comprehensive income	821	1,932
Total shareholders' equity	199,923	187,657
Total liabilities and shareholders' equity	$1,910,540	$1,806,909
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees	$14,995	$16,477	$45,765	$46,656
Securities:
Taxable	545	725	1,569	2,633
Tax-exempt	456	504	1,392	1,438
Federal funds sold and short-term investments	108	2	203	95
Total interest income	16,104	17,708	48,929	50,822
INTEREST EXPENSE
Deposits	1,215	2,171	4,155	8,133
Borrowings	—	95	—	205
Redeemable subordinated debentures	81	90	248	348
Total interest expense	1,296	2,356	4,403	8,686
Net interest income	14,808	15,352	44,526	42,136
PROVISION FOR LOAN LOSSES	600	2,320	2,600	5,340
Net interest income after provision for loan losses	14,208	13,032	41,926	36,796
NON-INTEREST INCOME
Service charges on deposit accounts	116	126	340	471
Gain on sales of loans	2,632	3,396	8,493	6,987
Income on bank-owned life insurance	379	188	721	632
Gain on sales and calls of securities	2	79	6	97
Other income	774	947	2,156	2,105
Total non-interest income	3,903	4,736	11,716	10,292
NON-INTEREST EXPENSES
Salaries and employee benefits	6,623	7,106	20,034	19,276
Occupancy expense	1,221	1,222	3,693	3,597
Data processing expenses	490	486	1,486	1,402
FDIC insurance expense	108	225	533	484
Other real estate owned (recoveries) expenses	(22)	27	33	58
Merger-related expenses	737	—	1,184	64
Other operating expenses	1,684	1,896	5,510	5,711
Total non-interest expenses	10,841	10,962	32,473	30,592
Income before income taxes	7,270	6,806	21,169	16,496
INCOME TAXES	1,840	1,896	5,658	4,475
Net income	$5,430	$4,910	$15,511	$12,021
EARNINGS PER COMMON SHARE
Basic	$0.53	$0.48	$1.51	$1.18
Diluted	$0.53	$0.48	$1.51	$1.17
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,289,434	10,230,488	10,274,787	10,213,601
Diluted	10,319,637	10,268,951	10,299,029	10,260,477
The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$5,430	$4,910	$15,511	$12,021
Other comprehensive (loss) income:
Unrealized holding gains (losses) on securities available for sale	(507)	435	(1,133)	1,964
Tax effect	122	(103)	270	(475)
Net of tax amount	(385)	332	(863)	1,489

Reclassification adjustment for (gains) losses on securities available for sale(1)	—	14	(2)	3
Tax effect (2)	—	(4)	—	(1)
Net of tax amount	—	10	(2)	2

Reclassification adjustment for unrealized impairment loss on held to maturity security(3)	6	6	19	14
Tax effect	(1)	(1)	(4)	(4)
Net of tax amount	5	5	15	10

Pension liability	(32)	70	(95)	211
Tax effect	9	(20)	25	(62)
Net of tax amount	(23)	50	(70)	149

Reclassification adjustment for actuarial gains for unfunded pension liability(4)	(89)	(51)	(267)	(151)
Tax effect (2)	25	15	76	45
Net of tax amount	(64)	(36)	(191)	(106)

Total other comprehensive (loss) income	(467)	361	(1,111)	1,544

Comprehensive income	$4,963	$5,271	$14,400	$13,565
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

1ST Constitution Bancorp
Consolidated Statements of Changes in Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2021 and 2020
(Dollars in thousands) (Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2020	$110,546	$66,067	$(503)	$1,374	$177,484
Net income	—	4,910	—	—	4,910
Exercise of stock options and issuance of restricted shares (755 shares and 26,100 shares, respectively)	5	—	—	—	5
Share-based compensation	274	—	—	—	274
Cash dividends ($0.09 per share)	—	(919)	—	—	(919)
Purchase of treasury shares (8,383 shares)	—	—	(108)	—	(108)
Other comprehensive income	—	—	—	361	361
Balance, September 30, 2020	$110,825	$70,058	$(611)	$1,735	$182,007

Balance, July 1, 2021	$111,775	$83,333	$(739)	$1,288	$195,657
Net income	—	5,430	—	—	5,430
Exercise of stock options (35,534 shares)	104	—	—	—	104
Share-based compensation	259	—	—	—	259
Cash dividends ($0.10 per share)	—	(1,028)	—	—	(1,028)
Purchase of treasury shares (1,475 shares)	—	—	(32)	—	(32)
Other comprehensive loss	—	—	—	(467)	(467)
Balance, September 30, 2021	$112,138	$87,735	$(771)	$821	$199,923

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2020	$109,964	$60,791	$(368)	$191	$170,578
Net income	—	12,021	—	—	12,021
Exercise of stock options and issuance of restricted shares (755 shares and 59,500 shares, respectively)	5	—	—	—	5
Share-based compensation	856	—	—	—	856
Cash dividends ($0.27 per share)	—	(2,754)	—	—	(2,754)
Purchase of treasury shares (14,411 shares)	—	—	(243)	—	(243)
Other comprehensive income	—	—	—	1,544	1,544
Balance, September 30, 2020	$110,825	$70,058	$(611)	$1,735	$182,007

Balance, January 1, 2021	$111,135	$75,201	$(611)	$1,932	$187,657
Net income	—	15,511	—	—	15,511
Exercise of stock options and issuance of restricted shares (43,200 shares and 39,350 shares, respectively)	172	—	—	—	172
Share-based compensation	831	—	—	—	831
Cash dividends ($0.30 per share)	—	(2,977)	—	—	(2,977)
Purchase of treasury shares (9,469 shares)	—	—	(160)	—	(160)
Other comprehensive loss	—	—	—	(1,111)	(1,111)
Balance, September 30, 2021	$112,138	$87,735	$(771)	$821	$199,923

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$15,511	$12,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Provision for loan losses	2,600	5,340
Depreciation and amortization	1,426	1,561
Net amortization of premiums and discounts on securities	906	956
SBA loan discount accretion	(256)	(300)
(Gain) loss on sales and calls of securities available for sale	(2)	3
Gain on sales and calls of securities held to maturity	(4)	(100)
Gain on sales of other real estate owned	—	(71)
Write-down of other real estate owned	44	—
Gain on sales of loans held for sale	(8,493)	(6,987)
Originations of loans held for sale	(219,674)	(238,201)
Proceeds from sales of loans held for sale	251,181	222,919
Increase in cash surrender value on bank–owned life insurance	(521)	(557)
Gain on cash surrender value on bank-owned life insurance	(200)	(75)
Share-based compensation expense	831	856
Decrease in deferred tax asset	23	498
Noncash rent and equipment expense	95	144
Decrease (increase) in accrued interest receivable	894	(744)
Increase in other assets	(3,238)	(9,492)
Decrease in accrued interest payable	(426)	(523)
Increase in accrued expenses and other liabilities	26,703	338
Net cash provided by (used in) operating activities	67,400	(12,414)
INVESTING ACTIVITIES:
Purchases of securities:
Available for sale	(108,360)	(23,415)
Held to maturity	(63,192)	(32,665)
Proceeds from sales, calls, maturities and payments of securities:
Available for sale	27,861	45,425
Held to maturity	30,286	21,244
Proceeds from bank-owned life insurance benefits paid	639	179
Net redemption of restricted stock	411	1,753
Net decrease (increase) in loans	234,426	(239,517)
Capital expenditures	(452)	(248)
Proceeds from sales of other real estate owned	—	375
Net cash provided by (used in) investing activities	121,619	(226,869)
FINANCING ACTIVITIES:
Exercise of stock options	172	5
Purchase of treasury shares	(160)	(243)
Cash dividends paid to shareholders	(2,977)	(2,754)
Net increase in deposits	75,722	233,671
(Decrease) increase in short-term borrowings	(9,825)	13,817
Net cash provided by financing activities	62,932	244,496
Increase in cash and cash equivalents	251,951	5,213
Cash and cash equivalents at beginning of period	21,995	14,842
Cash and cash equivalents at end of period	$273,946	$20,055

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for -
Interest	$4,829	$9,209
Income taxes	7,315	4,311

Noncash items
Right-of-use assets	20	250
Lease liability	20	250

The accompanying notes are an integral part of these consolidated financial statements.

1ST Constitution Bancorp
Notes to Consolidated Financial Statements
September 30, 2021
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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2021 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

Novel Coronavirus ("COVID-19") Impact: The sudden emergence of the COVID-19 global pandemic in the first quarter of 2020, and the responses thereto (including business and school closures, restrictions on travel and social distancing protocols), have caused, and are continuing to cause, widespread uncertainty, social and economic disruption, highly volatile financial markets and elevated levels of unemployment. As a result, many businesses located in the Bank’s primary market areas of northern and central New Jersey, communities along the New Jersey shore, and the New York City metropolitan area, and their employees, have been adversely impacted.

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

Dilutive securities in the tables below exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. For the three months ended September 30, 2021 and 2020, 12,580 and 54,930 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share. For the nine months ended September 30, 2021 and 2020, 21,700 and 41,430 options, respectively, were anti-dilutive and were not included in the computation of diluted earnings per share.

The following table illustrates the calculation of both basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020

Net income	$5,430	$4,910	$15,511	$12,021

Basic weighted average shares outstanding	10,289,434	10,230,488	10,274,787	10,213,601
Plus: common stock equivalents	30,203	38,463	24,242	46,876
Diluted weighted average shares outstanding	10,319,637	10,268,951	10,299,029	10,260,477
Earnings per share:
Basic	$0.53	$0.48	$1.51	$1.18
Diluted	$0.53	$0.48	$1.51	$1.17

(3) Investment Securities
A summary of amortized cost and fair value of investment securities available for sale follows:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$82,455	$25	$(138)	$82,342
Residential collateralized mortgage obligations - GSE	32,443	261	(50)	32,654
Residential mortgage backed securities - GSE	27,129	436	(204)	27,361
Obligations of state and political subdivisions	22,799	810	—	23,609
Corporate debt securities	21,010	250	(41)	21,219
Other debt securities	16,623	177	(45)	16,755
Total	$202,459	$1,959	$(478)	$203,940

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$3,437	$7	$(5)	$3,439
Residential collateralized mortgage obligations - GSE	36,282	503	(6)	36,779
Residential mortgage backed securities - GSE	13,031	572	(6)	13,597
Obligations of state and political subdivisions	26,445	1,007	—	27,452
Corporate debt securities	20,997	465	(95)	21,367
Other debt securities	22,389	254	(80)	22,563
Total	$122,581	$2,808	$(192)	$125,197

A summary of amortized cost, carrying value and fair value of investment securities held to maturity follows:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$3,006	$—	$3,006	$93	$—	$3,099
Residential mortgage backed securities - GSE	18,416	—	18,416	880	—	19,296
Obligations of state and political subdivisions	99,927	—	99,927	888	(261)	100,554
Trust preferred debt securities - pooled	638	(453)	185	456	—	641
Other debt securities	3,664	—	3,664	48	(68)	3,644
Total	$125,651	$(453)	$125,198	$2,365	$(329)	$127,234

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential collateralized mortgage obligations - GSE	$4,640	$—	$4,640	$166	$—	$4,806
Residential mortgage backed securities - GSE	24,517	—	24,517	1,208	—	25,725
Obligations of state and political subdivisions	61,249	—	61,249	1,248	(2)	62,495
Trust preferred debt securities - pooled	648	(472)	176	405	—	581
Other debt securities	1,970	—	1,970	63	—	2,033
Total	$93,024	$(472)	$92,552	$3,090	$(2)	$95,640

At September 30, 2021 and December 31, 2020, $57.7 million and $81.7 million of investment securities, respectively, were pledged to secure public funds and collateralized borrowings from the Federal Home Loan Bank of New York (“FHLB”) and for other purposes required or permitted by law.

Restricted stock was included in other assets at September 30, 2021 and December 31, 2020 and totaled $1.2 million and $1.7 million, respectively. Restricted stock consisted of $1.1 million of FHLB stock and $160,000 of Atlantic Community Bankers Bank stock at September 30, 2021 and $1.5 million of FHLB and $160,000 of Atlantic Community Bankers Bank stock at December 31, 2020.

The following table sets forth certain information regarding the amortized cost, carrying value, fair value, weighted average yields and contractual maturities of the Company’s investment portfolio as of September 30, 2021.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale
Due in one year or less	$6,635	$6,754	3.11%
Due after one year through five years	106,832	107,424	1.11%
Due after five years through ten years	23,302	23,701	1.73%
Due after ten years	65,690	66,061	1.68%
Total	$202,459	$203,940	1.47%

	Carrying Value	Fair Value	Yield
Held to maturity
Due in one year or less	$51,840	$51,843	0.50%
Due after one year through five years	4,114	4,242	3.51%
Due after five years through ten years	14,033	14,588	2.71%
Due after ten years	55,211	56,561	2.55%
Total	$125,198	$127,234	1.80%
Gross unrealized losses on available for sale and held to maturity securities and the fair value of the related securities aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE)	11	$54,853	$(138)	$—	$—	$54,853	$(138)
Residential collateralized mortgage obligations - GSE	4	5,727	(7)	2,955	(43)	8,682	(50)
Residential mortgage backed securities - GSE	12	17,369	(200)	141	(4)	17,510	(204)
Obligations of state and political subdivisions	10	12,687	(261)	—	—	12,687	(261)
Corporate debt securities	3	—	—	3,456	(41)	3,456	(41)
Other debt securities	3	1,896	(68)	4,108	(45)	6,004	(113)
Total temporarily impaired securities	43	$92,532	$(674)	$10,660	$(133)	$103,192	$(807)

	December 31, 2020
		Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government sponsored entities (GSE)	1	$—	$—	$548	$(5)	$548	$(5)
Residential collateralized mortgage obligations - GSE	3	5,153	(2)	2,060	(4)	7,213	(6)
Residential mortgage backed securities - GSE	3	203	(6)	—	—	203	(6)
Obligations of state and political subdivisions	1	1,295	(2)	—	—	1,295	(2)
Corporate debt securities	3	—	—	3,399	(95)	3,399	(95)
Other debt securities	7	—	—	11,230	(80)	11,230	(80)
Total temporarily impaired securities	18	$6,651	$(10)	$17,237	$(184)	$23,888	$(194)
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

Trust preferred debt securities – pooled:  This trust preferred debt security was issued by a two issuer pool (Preferred Term Securities XXV, Ltd. co-issued by Keefe, Bruyette and Woods, Inc. and First Tennessee (“PRETSL XXV”)), consisting primarily of financial institution holding companies. During 2009, the Company recognized an other-than-temporary impairment charge of $865,000, of which $364,000 was determined to be a credit loss and charged to operations and $501,000 was recognized in the other comprehensive income (loss) component of shareholders’ equity. The primary factor used to determine the credit portion of the impairment loss to be recognized in the income statement for this security was the discounted present value of projected cash flow, where that present value of cash flow was less than the amortized cost basis of the security. The present value of cash flow was developed using a model that considered performing collateral ratios, the level of subordination to senior tranches of the security and credit ratings of and projected credit defaults in the underlying collateral. Due to recovery of the cash flows underlying the security, the Company began to accrete the $501,000 of impairment charge in the other comprehensive income component in 2019. Total accretion of $19,000 was recognized in the first nine months of 2021 as an increase in the carrying amount of the security. On a quarterly basis, management evaluates this security to determine if any additional other-than-temporary impairment is required. As of September 30, 2021, management concluded that no additional other-than-temporary impairment had occurred.

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
The following table provides an aging of the loan portfolio by loan class at September 30, 2021:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-Accrual Loans
Commercial real estate	$659	$625	$—	$1,284	$611,543	$612,827	$—	$625
Mortgage warehouse lines	—	—	—	—	235,897	235,897	—	—
Construction	—	—	7,024	7,024	122,612	129,636	—	7,024
Commercial business	3	136	4	143	139,511	139,654	—	124
Residential real estate	665	—	1,007	1,672	61,551	63,223	—	1,621
Loans to individuals	—	—	47	47	17,898	17,945	—	143
Other loans	—	—	—	—	93	93	—	—
Total loans	$1,327	$761	$8,082	$10,170	$1,189,105	1,199,275	$—	$9,537
Deferred loan fees, net						(820)
Total loans						$1,198,455

The following table provides an aging of the loan portfolio by loan class at December 31, 2020:

(Dollars in thousands)	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Accruing	Non-Accrual Loans
Commercial real estate	$—	$—	$7,008	$7,008	$611,970	$618,978	$—	$7,565
Mortgage warehouse lines	—	—	—	—	388,366	388,366	—	—
Construction	—	—	7,500	7,500	121,745	129,245	—	7,500
Commercial business	1	—	84	85	188,643	188,728	—	225
Residential real estate	1,356	91	1,534	2,981	85,280	88,261	871	798
Loans to individuals	12	99	264	375	20,894	21,269	—	273
Other loans	—	—	—	—	113	113	—	—
Total loans	$1,369	$190	$16,390	$17,949	$1,417,011	1,434,960	$871	$16,361
Deferred loan fees, net						(1,254)
Total loans						$1,433,706
As provided by ASC 310-30, the excess of cash flows expected at acquisition over the initial investment in the loan is recognized as interest income over the life of the loan. At September 30, 2021 and December 31, 2020, there were $254,000 and $2.4 million of purchased credit impaired loans, respectively, that were not classified as non-performing loans due to the accretion of income.

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

The following table provides a breakdown of the loan portfolio by credit quality indicator at September 30, 2021:

(Dollars in thousands)
Credit Exposure by Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$118,132	$124,711	$579,753	$235,897	$60,505
Special Mention	4,696	2,363	19,293	—	349
Substandard	—	12,576	13,781	—	2,369
Doubtful	6,808	4	—	—	—
Total	$129,636	$139,654	$612,827	$235,897	$63,223

Credit Exposure by Payment Activity	Loans To Individuals	Other Loans
Performing	$17,802	$93
Non-performing	143	—
Total	$17,945	$93

The following table provides a breakdown of the loan portfolio by credit quality indicator at December 31, 2020:

(Dollars in thousands)
Credit Exposure by Internally Assigned Grade	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate
Pass	$121,745	$175,895	$580,699	$387,483	$85,203
Special Mention	—	5,942	15,419	883	358
Substandard	7,500	6,806	22,860	—	2,700
Doubtful	—	85	—	—	—
Total	$129,245	$188,728	$618,978	$388,366	$88,261

Credit Exposure by Payment Activity	Loans To Individuals	Other Loans
Performing	$20,996	$113
Non-performing	273	—
Total	$21,269	$113
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

The following tables summarize the distribution of the allowance for loan losses and loans receivable by loan class and impairment method at September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$2,961	$138	$53	$—	$—	$—	$—	$—	$3,152
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	2,122	2,854	6,606	1,062	389	102		873	14,008
Ending Balance	$5,083	$2,992	$6,659	$1,062	$389	$102	$—	$873	$17,160

Loans receivable:
Individually evaluated for impairment	$7,024	$717	$5,111	$—	$1,621	$143	$—	$—	$14,616
Loans acquired with deteriorated credit quality	—	288	2,413	—	136	—	—	—	2,837
Collectively evaluated for impairment	122,612	138,649	605,303	235,897	61,466	17,802	93	—	1,181,822
Ending Balance	$129,636	$139,654	$612,827	$235,897	$63,223	$17,945	$93	$—	1,199,275
Deferred loan fees, net									(820)
									$1,198,455

	December 31, 2020
(Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$2,089	$4	$19	$—	$—	$—	$—	$—	$2,112
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	1,652	2,723	6,403	1,807	619	125	—	200	13,529
Ending Balance	$3,741	$2,727	$6,422	$1,807	$619	$125	$—	$200	$15,641

Loans receivable:
Individually evaluated for impairment	$7,500	$959	$11,717	$—	$798	$273	$—	$—	$21,247
Loans acquired with deteriorated credit quality	—	308	3,323	—	410	—	—	—	4,041
Collectively evaluated for impairment	121,745	187,461	603,938	388,366	87,053	20,996	113	—	1,409,672
Ending Balance	$129,245	$188,728	$618,978	$388,366	$88,261	$21,269	$113	$—	1,434,960
Deferred loan fees, net									(1,254)
									$1,433,706

At September 30, 2021 and December 31, 2020, there were $23.1 million and $58.8 million, respectively, of Small Business Administration (“SBA”) PPP loans which are included in commercial business loans and are 100% guaranteed by the SBA. Accordingly, no allowance was provided for such loans.

The activity in the allowance for loan loss by loan class for the three and nine months ended September 30, 2021 and 2020 was as follows:

Balance - (Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Balance - July 1, 2021	$5,025	$2,662	$6,875	$1,088	$418	$110	$—	$747	$16,925
Provision charged (credited) to operations	58	366	113	(26)	(29)	(8)	—	126	600
Loans charged off	—	(36)	(334)	—	—	—	—	—	(370)
Recoveries of loans charged off	—	—	5	—	—	—	—	—	5
Balance - September 30, 2021	$5,083	$2,992	$6,659	$1,062	$389	$102	$—	$873	$17,160

Balance - July 1, 2020	$1,661	$1,780	$6,619	$1,337	$506	$182	$—	$41	$12,126
Provision charged (credited) to operations	1,558	791	(549)	370	18	—	—	132	2,320
Loans charged off	—	—	—	—	—	(3)	—	—	(3)
Recoveries of loans charged off	—	—	7	—	—	—	—	—	7
Balance - September 30, 2020	$3,219	$2,571	$6,077	$1,707	$524	$179	$—	$173	$14,450

Balance - (Dollars in thousands)	Construction	Commercial Business	Commercial Real Estate	Mortgage Warehouse Lines	Residential Real Estate	Loans to Individuals	Other Loans	Unallocated	Total
Balance - January 1, 2021	$3,741	$2,727	$6,422	$1,807	$619	$125	$—	$200	$15,641
Provision charged (credited) to operations	2,034	310	580	(745)	(230)	(23)	1	673	2,600
Loans charged off	(692)	(48)	(348)	—	—	—	(1)	—	(1,089)
Recoveries of loans charged off	—	3	5	—	—	—	—	—	8
Balance - September 30, 2021	$5,083	$2,992	$6,659	$1,062	$389	$102	$—	$873	$17,160

Balance - January 1, 2020	$1,389	$1,409	$4,524	$1,083	$412	$185	$—	$269	$9,271
Provision charged (credited) to operations	1,830	1,327	1,546	624	112	(3)	—	(96)	5,340
Loans charged off	—	(165)	—	—	—	(3)	—	—	(168)
Recoveries of loans charged off	—	—	7	—	—	—	—	—	7
Balance - September 30, 2020	$3,219	$2,571	$6,077	$1,707	$524	$179	$—	$173	$14,450

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

Impaired Loans Receivables (By Class)

				Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$216	$216	$—	$216	$—	$96	$—
Commercial Business	483	1,789	—	488	45	644	131
Commercial Real Estate	3,037	3,352	—	2,770	77	4,966	243
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	3,736	5,357	—	3,474	122	5,706	374
Residential Real Estate	1,757	1,911	—	1,762	9	1,967	24
Consumer:
Loans to Individuals	143	152	—	145	—	197	—
Other Loans	—	—	—	—	—	—	—
Subtotal	143	152	—	145	—	197	—
With no allowance:	$5,636	$7,420	$—	$5,381	$131	$7,870	$398

With an allowance:
Commercial:
Construction	$6,808	$7,500	$2,961	$6,808	$—	$7,115	$—
Commercial Business	522	522	138	523	6	486	20
Commercial Real Estate	4,487	4,487	53	6,733	63	7,283	188
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Subtotal	11,817	12,509	3,152	14,064	69	14,884	208
Residential Real Estate	—	—	—	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—	—	—	—
Other Loans	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—
With an allowance:	$11,817	$12,509	$3,152	$14,064	$69	$14,884	$208
Total:
Construction	7,024	7,716	2,961	7,024	—	7,211	—
Commercial Business	1,005	2,311	138	1,011	51	1,130	151
Commercial Real Estate	7,524	7,839	53	9,503	140	12,249	431
Mortgage Warehouse Lines	—	—	—	—	—	—	—
Residential Real Estate	1,757	1,911	—	1,762	9	1,967	24
Consumer	143	152	—	145	—	197	—
Total	$17,453	$19,929	$3,152	$19,445	$200	$22,754	$606

Impaired Loans Receivables (By Class)

	December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no allowance:
Commercial:
Construction	$—	$—	$—
Commercial Business	1,120	2,500	—
Commercial Real Estate	11,806	13,833	—
Mortgage Warehouse Lines	—	—	—
Subtotal	12,926	16,333	—
Residential Real Estate	1,208	1,465	—
Consumer:
Loans to Individuals	273	297	—
Other Loans	—	—	—
Subtotal	273	297	—
With no allowance	$14,407	$18,095	$—
With an allowance:
Commercial:
Construction	$7,500	$7,500	$2,089
Commercial Business	147	147	4
Commercial Real Estate	3,234	3,234	19
Mortgage Warehouse Lines	—	—	—
Subtotal	10,881	10,881	2,112
Residential Real Estate	—	—	—
Consumer:
Loans to Individuals	—	—	—
Other Loans	—	—	—
Subtotal	—	—	—
With an allowance	$10,881	$10,881	$2,112

Total:
Construction	$7,500	$7,500	$2,089
Commercial Business	1,267	2,647	4
Commercial Real Estate	15,040	17,067	19
Mortgage Warehouse Lines	—	—	—
Residential Real Estate	1,208	1,465	—
Consumer	273	297	—
Total	$25,288	$28,976	$2,112

Impaired Loans Receivables (By Class)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance:
Commercial:
Construction	$6,185	$—	$6,197	$—
Commercial Business	1,509	17	1,408	51
Commercial Real Estate	14,328	146	10,334	439
Mortgage Warehouse Lines	—	—	—	—
Subtotal	22,022	163	17,939	490
Residential Real Estate	1,265	7	1,277	25

Consumer:
Loans to Individuals	419	—	539	—
Other Loans	—	—	—	—
Subtotal	419	—	539	—
With no allowance	$23,706	$170	$19,755	$515
With an allowance:
Commercial:
Construction	$2,500	$—	$1,235	$—
Commercial Business	214	—	337	—
Commercial Real Estate	2,923	21	3,717	63
Mortgage Warehouse Lines	—	—	—	—
Subtotal	5,637	21	5,289	63
Residential Real Estate	—	—	—	—
Consumer:
Loans to Individuals	—	—	—	—
Other Loans	—	—	—	—
Subtotal	—	—	—	—
With an allowance	$5,637	$21	$5,289	$63
Total:
Construction	$8,685	$—	7,432	—
Commercial Business	1,723	17	1,745	51
Commercial Real Estate	17,251	167	14,051	502
Mortgage Warehouse Lines	—	—	—	—
Residential Real Estate	1,265	7	1,277	25
Consumer	419	—	539	—
Total	$29,343	$191	$25,044	$578

Purchased Credit-Impaired Loans
Purchased credit-impaired (“PCI”) loans are loans acquired at a discount due in part to the deteriorated credit quality. On November 8, 2019, as part of the merger of Shore Community Bank with and into the Bank, the Company acquired PCI loans with loan balances totaling $6.3 million and fair values totaling $4.6 million. The following table presents additional information regarding PCI loans at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Outstanding balance	$3,910	$5,221
Carrying amount	$2,837	$4,041
Changes in accretable discount for purchased credit-impaired loans for the three and nine months ended September 30, 2021 and September 30, 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$301	$426	$232	$657
Acquisition of impaired loans	—	—	—	—
Transfer from non-accretable discount	59	—	288	—
Accretion of discount	(88)	(112)	(248)	(343)
Balance at end of period	$272	$314	$272	$314
Consumer Mortgage Loans Secured by Residential Real Estate in Process of Foreclosure
The following table summarizes the recorded investment in consumer mortgage loans secured by residential real estate in the process of foreclosure (Dollars in thousands):

September 30, 2021		December 31, 2020
Number of loans	Recorded Investment	Number of loans	Recorded Investment
3	$1,053	1	$311
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
There were no loans modified as a TDR during the nine months ended September 30, 2021 and 2020. There were no TDRs that subsequently defaulted within 12 months of restructuring during the nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021, all commercial business, commercial real estate and consumer loans, except for two loans, that had previously received deferrals in 2020 and 2021 were no longer deferred and had made the contractually due payments. These modified loans were not considered TDRs under the CARES Act and the Economic Aid Act. The two loans consisted of one non-performing commercial real estate loan totaling $3.1 million which was charged down $334,000 to its estimated fair value of $2.7 million and was transferred to loans held for sale in the third quarter of 2021 and one residential mortgage loan for $871,000 that was placed on non-accrual in the first quarter of 2021.

(5)   Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Service charges on deposit accounts:
Overdraft fees	$37	$32	$106	$157
Other	79	94	234	314
Interchange income	202	186	552	487
Other income - in scope	106	105	323	320
Gain on sale of OREO	—	71	—	71
Income on bank-owned life insurance (1)	379	188	721	632
Gain on sales of loans (1)	2,632	3,396	8,493	6,987
Loan servicing fees (1)	175	164	500	487
Gain on sales and calls of securities (1)	2	79	6	97
Other income (1)	291	421	781	740
	$3,903	$4,736	$11,716	$10,292
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
As of September 30, 2021, there were 314,416 shares of common stock available for future grants under the Stock Plans.

The following table summarizes Options activity during the nine months ended September 30, 2021:

(Dollars in thousands, except share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	134,122	$11.61	4.3	$731
Granted	21,500	15.56	9.3
Exercised	(43,200)	7.41
Expired or exchanged	(9,869)	—
Outstanding at September 30, 2021	102,553	$14.61	6.1	$930

Exercisable at September 30, 2021	63,643	$13.21	4.6	$666
The fair value of each Option and the significant weighted average assumptions used to calculate the fair value of the Options granted during the nine months ended September 30, 2021 were as follows:

Grant Date
January 4, 2021
Fair value of options granted	$3.38
Risk-free rate of return	0.64%
Expected option life in years	7
Expected volatility	28.47%
Expected dividends	2.27%
Share-based compensation expense related to Options was $57,000 and $58,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was approximately $109,000 of unrecognized compensation cost related to unvested Options.
The following table summarizes the activity in Stock Awards for the nine months ended September 30, 2021:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2021	129,883	$17.12
Granted	39,350	18.18
Vested	(60,717)	17.52
Non-vested at September 30, 2021	108,516	$17.28
Share-based compensation expense related to Stock Awards was $774,000 and $798,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was approximately $1.5 million of unrecognized compensation cost related to unvested Stock Awards.
The following table summarizes the activity in RSUs for the nine months ended September 30, 2021:

(Dollars in thousands, except share amounts)	Number of Shares	Average Grant-Date Fair Value
Outstanding at January 1, 2021	25,817	$21.24
Granted	14,250	15.56
Vested	(9,083)	16.82
Non-vested at September 30, 2021	30,984	$19.92
Share-based compensation expense related to RSUs was $306,000 and $130,000 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was approximately $456,000 of unrecognized compensation cost related to unvested RSUs.

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

The Company also provides retirement benefits to certain employees under supplemental executive retirement plans.  The plans are unfunded and the Company accrues actuarially determined benefit costs over the estimated service period of the employees in the plans. The Company recognizes the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. At September 30, 2021 and December 31, 2020, the Company’s President and Chief Executive Officer was the only eligible participant in the supplemental executive retirement plans.

In connection with the benefit plans, the Bank has life insurance policies on the lives of its executive officers, directors and certain employees. The Bank is the owner and beneficiary of these policies. The cash surrender values of these policies totaled approximately $37.4 million and $37.3 million at September 30, 2021 and December 31, 2020, respectively.

The components of net periodic expense for the Company’s supplemental executive retirement plans for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$49	$46	$148	$138
Interest cost	46	42	138	124
Actuarial gain recognized	(89)	(51)	(267)	(151)
Total	$6	$37	$19	$111

(8) Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the total of (1) net income (loss) and (2) all other changes in equity from non-shareholder sources, which are referred to as other comprehensive income (loss).  The components of accumulated other comprehensive income (loss), and the related tax effects, are as follows:

	September 30, 2021
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$1,481	$(374)	$1,107
Unrealized impairment loss on held to maturity security	(453)	108	(345)
Gains on unfunded pension liability	82	(23)	59
Accumulated other comprehensive income	$1,110	$(289)	$821

	December 31, 2020
(Dollars in thousands)	Before-Tax Amount	Income Tax Effect	Net-of-Tax Amount
Net unrealized holding gains on investment securities available for sale	$2,616	$(644)	$1,972
Unrealized impairment loss on held to maturity security	(472)	112	(360)
Gains on unfunded pension liability	444	(124)	320
Accumulated other comprehensive income	$2,588	$(656)	$1,932

Changes in the components of accumulated other comprehensive income (loss) are as follows and are presented net of tax for the three and nine months ended September 30, 2021 and September 30, 2020:

(Dollars in thousands)	Unrealized Holding Gains (Losses) on Available for Sale Securities	Unrealized Impairment Loss on Held to Maturity Security	Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance - July 1, 2021	$1,492	$(350)	$146	$1,288
Other comprehensive income (loss) before reclassifications	(385)	—	(23)	(408)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(64)	(59)
Reclassification adjustment for gains realized in income	—	—	—	—
Other comprehensive loss	(385)	5	(87)	(467)
Balance - September 30, 2021	$1,107	$(345)	$59	$821

Balance - July 1, 2020	$1,452	$(369)	$291	$1,374
Other comprehensive income before reclassifications	332	—	50	382
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(36)	(31)
Reclassification adjustment for losses realized in income	10	—	—	10
Other comprehensive income	342	5	14	361
Balance - September 30, 2020	$1,794	$(364)	$305	$1,735

Balance - January 1, 2021	$1,972	$(360)	$320	$1,932
Other comprehensive loss before reclassifications	(863)	—	(70)	(933)
Amounts reclassified from accumulated other comprehensive income (loss)	—	15	(191)	(176)
Reclassification adjustment for gains realized in income	(2)	—	—	(2)
Other comprehensive (loss) income	(865)	15	(261)	(1,111)
Balance - September 30, 2021	$1,107	$(345)	$59	$821

Balance - January 1, 2020	$303	$(374)	$262	$191
Other comprehensive income before reclassifications	1,489	—	149	1,638
Amounts reclassified from accumulated other comprehensive income (loss)	—	10	(106)	(96)
Reclassification adjustment for losses realized in income	2	—	—	2
Other comprehensive income	1,491	10	43	1,544
Balance - September 30, 2020	$1,794	$(364)	$305	$1,735

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

ASU 2020-02 - Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)

In January 2020, the FASB issued ASU No. 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842):” Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU adds and amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU was effective upon issuance. See the discussion regarding the adoption of ASU 2016-13 above.

ASU 2020-03 - Codification Improvements to Financial Instruments

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments.” This ASU clarifies various financial instruments topics, including the CECL standard issued in 2016. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Other amendments were effective upon issuance of this ASU. See the discussion regarding the adoption of ASU 2016-13 above.

ASU 2020-04 - Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848)" which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU No. 2020-04 became effective for all entities as of March 12, 2020 and applies to all LIBOR reference rate modifications through December 31, 2022. For the Company, the provisions of this ASU were effective upon issuance and did not have a material impact on the Company's consolidated financial statements.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2021
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$9,980	$72,362	$—	$82,342
Residential collateralized mortgage obligations - GSE	—	32,654	—	32,654
Residential mortgage backed securities - GSE	—	27,361	—	27,361
Obligations of state and political subdivisions	509	23,100	—	23,609
Corporate debt securities	8,755	12,464	—	21,219
Other debt securities	—	16,755	—	16,755
Interest rate lock derivatives	—	319	—	319
Total	$19,244	$185,015	$—	$204,259

	December 31, 2020
(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government sponsored entities (“GSE”)	$—	$3,439	$—	$3,439
Residential collateralized mortgage obligations - GSE	—	36,779	—	36,779
Residential mortgage backed securities - GSE	—	13,597	—	13,597
Obligations of state and political subdivisions	—	27,452	—	27,452
Corporate debt securities	9,287	12,080	—	21,367
Other debt securities	—	22,563	—	22,563
Interest rate lock derivatives	—	537	—	537
Total	$9,287	$116,447	$—	$125,734
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities subject to fair value adjustments (impairment) on a nonrecurring basis at September 30, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2021
Impaired loans	$—	$—	$8,665	$8,665
Other real estate owned	—	—	48	48
December 31, 2020
Impaired loans	$—	$—	$8,769	$8,769
Other real estate owned	—	—	92	92
Impaired loans measured at fair value and included in the above table at September 30, 2021 consisted of 6 loans having an aggregate recorded investment of $11.8 million and specific loan loss allowance of $3.2 million. Impaired loans measured at fair value and included in the above table at December 31, 2020 consisted of 5 loans having an aggregate balance of $10.9 million with specific loan loss allowance of $2.1 million.
The following table presents additional qualitative information about assets measured at fair value on a nonrecurring basis, where there was evidence of impairment, and for which the Company has utilized Level 3 inputs to determine fair value:

(Dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2021
Impaired loans	$8,665	Appraisal of collateral (1)	Appraisal adjustments (2)	0.3% - 15.7% (6.7%)
Other real estate owned	$48	Appraisal of collateral (1)	Appraisal adjustments (2)	41.0% (41.0%)
December 31, 2020
Impaired loans	$8,769	Appraisal of collateral (1)	Appraisal adjustments (2)	0.1% - 40.4% (12.6%)
Other real estate owned	$92	Appraisal of collateral (1)	Appraisal adjustments (2)	79.0% (79.0%)
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
The estimated fair values and carrying amounts of financial assets and liabilities as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$273,946	$273,946	$—	$—	$273,946
Securities available for sale	203,940	19,244	184,696	—	203,940
Securities held to maturity	125,198	—	127,234	—	127,234
Loans held for sale	6,768	—	6,883	—	6,883
Net loans	1,181,295	—	—	1,220,628	1,220,628
SBA servicing asset	931	—	1,209	—	1,209
Interest rate lock derivatives	319	—	319	—	319
Accrued interest receivable	4,379	—	4,379	—	4,379
FHLB stock	1,087	—	1,087	—	1,087
Deposits	(1,638,561)	—	(1,638,791)	—	(1,638,791)
Redeemable subordinated debentures	(18,557)	—	(14,238)	—	(14,238)
Accrued interest payable	(425)	—	(425)	—	(425)

	December 31, 2020
	Carrying	Level 1	Level 2	Level 3	Fair
(Dollars in thousands)	Value	Inputs	Inputs	Inputs	Value
Cash and cash equivalents	$21,995	$21,995	$—	$—	$21,995
Securities available for sale	125,197	9,287	115,910	—	125,197
Securities held to maturity	92,552	—	95,640	—	95,640
Loans held for sale	29,782	—	30,618	—	30,618
Net loans	1,418,065	—	—	1,463,821	1,463,821
SBA servicing asset	795	—	1,209	—	1,209
Interest rate lock derivatives	537	—	537	—	537
Accrued interest receivable	5,273	—	5,273	—	5,273
FHLB stock	1,498	—	1,498	—	1,498
Deposits	(1,562,839)	—	(1,564,431)	—	(1,564,431)
Short-term borrowings	(9,825)	—	(9,825)	—	(9,825)
Redeemable subordinated debentures	(18,557)	—	(10,932)	—	(10,932)
Accrued interest payable	(851)	—	(851)	—	(851)
Loan commitments and standby letters of credit as of September 30, 2021 and December 31, 2020 were based on fees charged for similar agreements; accordingly, the estimated fair value of loan commitments and standby letters of credit was nominal.

(11) Leases

At September 30, 2021, the Company had 34 operating leases under which the Company is a lessee. Of the 34 leases, 23 leases were for real property, including leases for 19 of the Company’s branch offices and 4 leases for general office space including the Company’s headquarters. All of the real property leases include one or more options to extend the lease term. Four of the branch office leases are for the land on which the branch offices are located and the Company owns the leasehold improvements.

In addition, the Company had 11 leases for office equipment, consisting primarily of copiers and printers. None of these leases include extensions and generally have three to five year terms.

At September 30, 2021, the Company did not have any finance leases.

For the three and nine months ended September 30, 2021 and 2020, the Company recognized rent and equipment expense associated with leases as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost:
Fixed rent expense and equipment expense	$644	$716	$1,933	$2,005
Variable rent expense	—	—	—	—
Short-term lease expense	4	29	10	35
Sublease income	—	—	—	—
Net lease cost	$648	$745	$1,943	$2,040

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost - occupancy expense	$621	$627	$1,853	$1,859
Lease cost - other expense	27	118	90	181
Net lease cost	$648	$745	$1,943	$2,040

For the nine months ended September 30, 2021 and 2020, the following cash and non-cash activities were associated with the leases:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,849	$1,896

Non-cash investing and financing activities:
Additions to right-of-use assets obtained from:
Net lease cost	—	—
New operating lease liabilities	20	250

The future payments due under operating leases at September 30, 2021 and 2020 were as follows:

	At September 30,
(In thousands)	2021	2020
Due in less than one year	$2,113	$2,071
Due in one year but less than two years	2,035	2,059
Due in two years but less than three years	1,894	2,014
Due in three years but less than four years	1,727	1,882
Due in four years but less than five years	1,685	1,712
Thereafter	12,179	13,836
Total future payments	$21,633	$23,574
Less: Implied interest	(5,417)	(5,860)
Total lease liability	$16,216	$17,714

At September 30, 2021 and 2020, future payments due under operating leases were based on ASC Topic 842 and included, in general, at least one lease renewal option on all real estate leases except on one land lease where all renewal options were included. As of September 30, 2021, the weighted-average remaining lease term for all operating leases was 14.4 years. The weighted average discount rate associated with the operating leases at September 30, 2021 was 3.34%.

(12) Borrowings

The Company has borrowing lines established with the FHLB and other correspondent banks. At September 30, 2021, the Company had no borrowings. Overnight or short-term borrowings at December 31, 2020 totaled $9.8 million with an average interest rate of 0.34%. These borrowings are primarily used to fund asset growth not supported by deposit generation.

At September 30, 2021, unused overnight or borrowing potential totaled $270.6 million from the FHLB and unused Fed Funds borrowing commitments were $46.0 million from correspondent banks.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 (this “Form 10-Q”), the words “the Company,” “we,” “our,” and “us” refer to 1ST Constitution Bancorp and, as the context requires, its wholly-owned subsidiary, 1ST Constitution Bank (the “Bank”), the Bank’s wholly-owned subsidiaries, 1ST Constitution Investment Company of New Jersey, Inc. and FCB Assets Holdings, Inc., and 1ST Constitution Real Estate Investment Corporation, which is indirectly owned by the Bank.  1ST Constitution Capital Trust II (“Trust II”), a subsidiary of the Company, is not included in the Company’s consolidated financial statements as it is a variable interest entity and the Company is not the primary beneficiary. Trust II, a subsidiary of the Company, was created in May 2006 to issue trust preferred securities to assist the Company in raising additional capital.

This discussion and analysis of the operating results for the three and nine months ended September 30, 2021 and financial condition at September 30, 2021 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this Form 10-Q. Results of operations for the three- and six-month periods ended September 30, 2021 are not necessarily indicative of results to be attained for any other period.

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

Examples of factors or events that could cause actual results to differ materially from historical results or those anticipated, expressed or implied include, without limitation, changes in the overall economy and interest rate changes; inflation, market and monetary fluctuations; the ability of our customers to repay their obligations; the accuracy of our financial statement estimates and assumptions, including the adequacy of the estimates made in connection with determining the adequacy of the allowance for loan losses; increased competition and its effect on the availability and pricing of deposits and loans; significant changes in accounting, tax or regulatory practices and requirements; changes in deposit flows, loan demand or real estate values; the enactment of legislation or regulatory changes; changes in monetary and fiscal policies of the U.S. government; changes to the method that LIBOR rates are determined and to the phasing out of LIBOR after 2021; changes in loan delinquency rates or in our levels of nonperforming assets; our ability to declare and pay dividends; changes in the economic climate in the market areas in which we operate; the frequency and magnitude of foreclosure of our loans; changes in consumer spending and saving habits; the effects of the health and soundness of other financial institutions, including the need of the FDIC to increase the Deposit Insurance Fund assessments; technological changes; the effects of climate change and harsh weather conditions, including hurricanes and man-made disasters; the economic impact of any future terrorist threats and attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks; failure to consummate the merger of 1st Constitution Bancorp with and into Lakeland Bancorp, Inc. (“Lakeland”), with Lakeland as the surviving entity (the “Merger”), for any reason, including the failure to obtain all necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company), failure to obtain shareholder approvals or failure to satisfy any of the other closing conditions in a timely basis or at all; the diversion of management’s time from ongoing business operations due to issues relating to the Merger; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Agreement and Plan of Merger, dated as of July 11, 2021, by and between Lakeland and 1st Constitution Bancorp (the “Merger Agreement”); the outcome of legal proceedings that have been, or may in the future, be instituted against Lakeland and/or the Company related to the Merger; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; other risks described from time to time in our filings with the SEC; and our ability to manage the risks involved in the foregoing. Further, the foregoing factors may be exacerbated by the ultimate impact of the Novel Coronavirus ("COVID-19") pandemic, which is unknown at this time.

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

On July 11, 2021, the Company and Lakeland (NASDAQ: LBAI), the holding company for Lakeland Bank, entered into the Merger Agreement, providing for the Merger of the Company with and into Lakeland, with Lakeland continuing as the surviving entity. The Merger Agreement provides that, immediately following the consummation of the Merger, the Bank will merge with and into Lakeland Bank (the “Bank Merger”). On November 5, 2021, the Company and Lakeland issued a joint press release announcing the receipt of approval of the proposed Merger from both the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance. For additional discussion of the Merger and the Bank Merger, see Note 13 to the financial statements contained in Part I, Item 1 of this Form 10-Q.

COVID-19 Impact and Response

As the Company conducts its daily operations, the health and safety of our employees and customers remains our primary concern and we continue to maintain the same measures and protective procedures that we implemented in 2020.

During the first nine months of 2021, the Company continued working with customers impacted by the economic disruption resulting from the COVID-19 pandemic. To support our loan and deposit customers and the communities we serve, we continue to provide access to additional credit and forbearance on loan interest and or principal payments for up to 90 days where management has determined that it is warranted.
•All loans except for two that had previously received deferrals were no longer deferred at September 30, 2021. The two loans consisted of one hotel loan for $3.1 million that was placed on non-accrual in the third quarter of 2020 and one residential mortgage loan for $871,000 that was placed on non-accrual in the first quarter of 2021.
•As a long-standing Small Business Administration (“SBA”) preferred lender, we actively participated in the SBA’s Paycheck Protection Program (“PPP”) lending program established under the Coronavirus Aid, Relief and Economic

Security Act (the “CARES Act”). In 2020, we funded 467 SBA PPP loans totaling $75.6 million, $75.2 million of which had been forgiven by the SBA and paid off through the end of the third quarter of 2021.
•The Economic Aid to Hard-Hit Small Business, Not for Profits and Venues Act (“Economic Aid Act”) was enacted in December 2020 in further response to the COVID-19 pandemic. Among other things, the Economic Aid Act provided relief to borrowers to access additional credit through a second round of the SBA’s PPP. We actively participated in the second round PPP and funded loans totaling $35.3 million, $12.7 million of which had been forgiven by the SBA and paid off through the end of the third quarter of 2021.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

Summary

The Company reported net income of $5.4 million and diluted earnings per share of $0.53 for the three months ended September 30, 2021 compared to net income of $4.9 million and diluted earnings per share of $0.48 for the three months ended September 30, 2020. Net income increased 10.6% and diluted earnings per share increased 10.4% for the third quarter of 2021 compared to the third quarter of 2020. For the nine months ended September 30, 2021, net income was $15.5 million, or $1.51 per diluted share, compared to net income of $12.0 million, or $1.17 per diluted share, for the nine months ended September 30, 2020. Net income increased 29.0% and diluted earnings per share increased 29.1% for the first nine months of 2021 compared to the first nine months of 2020.

Return on average total assets and return on average shareholders' equity were 1.16% and 10.94%, respectively, for the three months ended September 30, 2021 compared to return on average total assets and return on average shareholders' equity of 1.08% and 10.92%, respectively, for the three months ended September 30, 2020. Return on average total assets and return on average shareholders' equity were 1.14% and 10.76%, respectively, for the nine months ended September 30, 2021 compared to return on average total assets and return on average shareholders' equity of 0.96% and 9.17%, respectively, for the nine months ended September 30, 2020. Book value per share was $19.37 at September 30, 2021 compared to $18.32 at December 31, 2020.

On July 11, 2021, the Company entered into the Merger Agreement with Lakeland pursuant to which the Company will merge with and into Lakeland and the Bank will merge with and into Lakeland Bank. Expenses of $737,000 and $1.2 million related to the pending Merger were incurred for the three and nine months ended September 30, 2021, respectively. No merger-related expenses were incurred for the three months ended September 30, 2020 and $64,000 of merger-related expenses were incurred for the nine months ended September 30, 2020.

Adjusted net income increased 24.5% to $6.1 million, for the third quarter of 2021 compared to adjusted net income of $4.9 million for the third quarter of 2020. Adjusted net income per diluted share increased 22.9% to $0.59 for the third quarter of 2021 compared to adjusted net income per diluted share of $0.48 for the third quarter of 2020. For the nine months ended September 30, 2021, adjusted net income was $16.5 million, or $1.61 per diluted share, compared to adjusted net income of $12.1 million, or $1.18 per diluted share, for the nine months ended September 30, 2020.

Adjusted net income, adjusted net income per diluted share, adjusted return on average total assets and adjusted return on average shareholders' equity are non-GAAP financial measures that exclude the after-tax effect of merger-related expenses from the comparable GAAP financial measures. These and other non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s GAAP financial results. A reconciliation of these non-GAAP financial measures to the GAAP financial results is included in the following table.

The following table reflects the reconciliation of non-GAAP financial measures(1) for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Adjusted net income
Net income	$5,430	$4,910	$15,511	$12.021
Adjustments:
Merger-related expenses	737	—	1,184	64
Income tax effect of adjustments	(52)	—	(150)	(19)
Adjusted net income	$6,115	$4,910	$16,545	$12,066

Adjusted net income per diluted share
Adjusted net income	$6,115	$4,910	$16,545	$12,066
Diluted shares outstanding	10,319,637	10,268,951	10,299,029	10,260,477
Adjusted net income per diluted share	$0.59	$0.45	$1.61	$1.18

Adjusted return on average total assets
Adjusted net income	$6,115	$4,910	$16,545	$12,066
Average assets	1,854,273	1,804,198	1,826,235	1,675,200
Adjusted return on average total assets	1.31%	1.08%	1.21%	0.96%

Adjusted return on average shareholders’ equity
Adjusted net income	$6,115	$4,910	$16,545	$12,066
Average equity	196,838	178,946	192,763	175,141
Adjusted return on average shareholders’ equity	12.33%	10.92%	11.48%	9.20%

Adjusted efficiency ratio
Adjusted non-interest expenses(2)	$10,104	$10,962	$31,289	$30,528
Total revenue - tax-equivalent	18,832	20,222	56,612	52,811
Adjusted efficiency ratio	53.65%	54.21%	55.27%	57.81%

Book value and tangible book value per common share
Shareholders’ equity			$199,923	$182,007
Less: goodwill and intangible assets			35,765	36,471
Tangible shareholders’ equity			164,158	145,536
Shares outstanding			10,318,907	10,237,520
Book value per common share			$19.37	$17.78
Tangible book value per common share			$15.91	$14.22

(1) We use the non-GAAP financial measures of adjusted net income, adjusted net income per diluted share, adjusted return on average total assets, adjusted return on average shareholders’ equity, tangible book value per common share, adjusted non-interest expenses and adjusted efficiency ratio because management believes that it is helpful to readers in understanding the Company’s financial performance and the effect of the expenses related to the pending Merger on its financial statements. These non-GAAP financial measures improve the comparability of the current period results with the results of the prior periods. The Company cautions that the non-GAAP financial measures should be considered in addition to, but not as a substitute for, the Company’s GAAP financial results.

(2) Adjusted non-interest expenses is calculated by subtracting merger-related expenses from total non-interest expenses. Accordingly, adjusted non-interest expenses for the three and nine months ended September 30, 2021 is calculated as total non-interest expenses of $10.8 million and $32.5 million for the three- and nine-month periods ended September 30, 2021 less $737,000 and $1.2 million for the three and nine months ended September 30, 2021, respectively, and adjusted non-interest expenses for the three and nine months ended September 30, 2020 is calculated as total non-interest expenses of $11.0 million and $30.6 million for the three- and nine-month periods ended September 30, 2020, respectively, less merger-related expenses of $64,000 for the nine months ended September 30, 2020.

Third Quarter 2021 Highlights
•Return on average total assets and return on average shareholders' equity were 1.16% and 10.94%, respectively. Adjusted return on average total assets and adjusted return on average shareholders' equity were 1.31% and 12.33%, respectively.
•Net interest income was $14.8 million and the net interest margin was 3.42% on a tax-equivalent basis.
•A provision for loan losses of $600,000 was recorded and net charge-offs were $365,000.
•Total loans were $1.2 billion at September 30, 2021 and decreased $37.0 million from June 30, 2021. During the third quarter of 2021, commercial business loans decreased $20.4 million to $139.7 million due primarily to the forgiveness and pay-off of the SBA PPP loans. Mortgage warehouse lines decreased $5.9 million due to the lower volume of funding than in the second quarter of 2021. Residential real estate loans held in the portfolio decreased $5.3 million due to pay-offs of loans. All other components of the loan portfolio decreased a combined $5.4 million.
•Non-interest income was $3.9 million for the third quarter of 2021, as residential mortgage banking and SBA lending operations generated $1.5 million and $1.1 million gain on sales of loans, respectively.
•Non-interest-bearing demand deposits increased $45.1 million, savings and interest-bearing transaction accounts increased $62.4 million and certificates of deposit declined $15.0 million during the third quarter of 2021.
•Non-performing loans were $9.5 million, or 0.80% of total loans at September 30, 2021, representing a decrease of $2.5 million from June 30, 2021. Other real estate owned (“OREO”) was $48,000. One non-performing commercial real estate loan for $3.1 million was transferred to loans held for sale and was charged down $334,000 to its estimated fair value of $2.7 million.

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

Net Interest Income
Net interest income, the Company’s largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets and interest paid on deposits and borrowed funds. This component represented 79.1% of the Company’s net revenues (defined as net interest income plus non-interest income) for the three months ended September 30, 2021 compared to 76.4% of net revenues for the three months ended September 30, 2020. Net interest income also depends upon the relative amount of average interest-earning assets, average interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the three months ended September 30, 2021 and 2020. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Three months ended September 30, 2021			Three months ended September 30, 2020
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$270,231	$108	0.16%	$8,027	$2	0.10%
Investment securities:
Taxable	145,979	545	1.49%	155,242	725	1.87%
Tax-exempt (1)	107,693	577	2.14%	83,461	638	3.06%
Total investment securities	253,672	1,122	1.77%	238,703	1,363	2.28%
Loans: (2)
Commercial real estate	612,067	8,008	5.12%	609,917	7,789	5.00%
Mortgage warehouse lines	229,034	2,398	4.10%	333,461	3,383	4.06%
Construction	127,567	1,837	5.63%	136,252	1,794	5.24%
Commercial business	122,796	1,228	3.97%	138,073	1,445	4.16%
SBA PPP loans	28,734	566	7.81%	75,484	470	2.48%
Residential real estate	65,587	730	4.45%	89,755	1,137	4.96%
Loans to individuals	17,895	175	3.88%	27,284	293	4.20%
Loans held for sale	5,927	47	3.17%	23,914	155	2.59%
All other loans	486	6	4.83%	643	11	6.69%
Deferred (fees) costs, net	(1,034)	—	—%	(1,736)	—	—%
Total loans	1,209,059	14,995	4.92%	1,433,047	16,477	4.57%
Total interest-earning assets	1,732,962	$16,225	3.71%	1,679,777	$17,842	4.23%
Non-interest-earning assets:
Allowance for loan losses	(17,302)			(12,348)
Cash and due from banks	20,243			11,460
Other assets	118,370			125,309
Total non-interest-earning assets	121,311			124,421
Total assets	$1,854,273			$1,804,198
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$494,073	$414	0.33%	$425,401	$542	0.51%
Savings accounts	430,398	427	0.39%	290,055	461	0.63%
Certificates of deposit	165,267	374	0.90%	350,654	1,168	1.33%
Federal Reserve Bank PPPLF borrowings	—	—	—%	35,296	33	0.37%
Short-term borrowings	—	—	—%	63,175	62	0.39%
Redeemable subordinated debentures	18,557	81	1.71%	18,557	90	1.90%
Total interest-bearing liabilities	1,108,295	$1,296	0.46%	1,183,138	$2,356	0.79%
Non-interest-bearing liabilities:
Demand deposits	516,527			413,350
Other liabilities	32,613			28,764
Total non-interest-bearing liabilities	549,140			442,114
Shareholders’ equity	196,838			178,946
Total liabilities and shareholders’ equity	$1,854,273			$1,804,198
Net interest spread (3)			3.25%			3.44%
Net interest income and margin (4)		$14,929	3.42%		$15,486	3.67%
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

The following table sets forth the Company’s consolidated average balances of assets and liabilities and shareholders’ equity, as well as interest income and interest expense on related items, and the Company’s average yield or rate for the nine months ended September 30, 2021 and 2020. The average rates are derived by dividing interest income and interest expense by the average balance of assets and liabilities, respectively.

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
(Dollars in thousands except yield/cost information)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
Assets
Interest-earning assets:
Federal funds sold/short-term investments	$210,127	$203	0.13%	$16,433	$95	0.77%
Investment securities:
Taxable	135,665	1,569	1.54%	163,979	2,633	2.14%
Tax-exempt (1)	96,173	1,762	2.44%	77,145	1,821	3.15%
Total investment securities	231,838	3,331	1.92%	241,124	4,454	2.46%
Loans: (2)
Commercial real estate	613,930	23,487	5.04%	588,145	22,935	5.12%
Mortgage warehouse lines	243,168	7,486	4.06%	244,470	7,702	4.20%
Construction	131,001	5,488	5.52%	141,428	5,965	5.63%
Commercial business	126,508	3,726	3.94%	142,010	4,815	4.53%
SBA PPP loans	48,062	2,292	6.38%	43,374	818	2.52%
Residential real estate	72,525	2,412	4.43%	89,333	3,085	4.54%
Loans to individuals	18,625	574	4.12%	28,857	1,001	4.56%
Loans held for sale	11,750	282	3.20%	14,160	304	2.86%
All other loans	632	18	3.76%	872	31	4.67%
Deferred (fees) costs, net	(1,252)	—	—%	(345)	—	—%
Total loans	1,264,949	45,765	4.84%	1,292,304	46,656	4.82%
Total interest-earning assets	1,706,914	$49,299	3.86%	1,549,861	$51,205	4.41%
Non-interest-earning assets:
Allowance for loan losses	(16,826)			(10,684)
Cash and due from banks	17,216			12,182
Other assets	118,931			123,841
Total non-interest-earning assets	119,321			125,339
Total assets	$1,826,235			$1,675,200
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and NOW accounts	$475,929	$1,299	0.36%	$417,557	$1,913	0.61%
Savings accounts	393,733	1,263	0.43%	275,679	1,612	0.78%
Certificates of deposit	234,331	1,593	0.91%	354,551	4,608	1.74%
Federal Reserve Bank PPPLF borrowings	—	—	—%	13,169	36	0.37%
Short-term borrowings	108	—	—%	39,344	169	0.58%
Redeemable subordinated debentures	18,557	248	1.76%	18,557	348	2.46%
Total interest-bearing liabilities	1,122,658	$4,403	0.52%	1,118,857	$8,686	1.04%
Non-interest-bearing liabilities:
Demand deposits	479,204			351,291
Other liabilities	31,610			29,911
Total non-interest-bearing liabilities	510,814			381,202
Shareholders’ equity	192,763			175,141
Total liabilities and shareholders’ equity	$1,826,235			$1,675,200
Net interest spread (3)			3.34%			3.37%
Net interest income and margin (4)		$44,896	3.52%		$42,519	3.66%

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

Three months ended September 30, 2021 compared to three months ended September 30, 2020
Net interest income was $14.8 million for the third quarter of 2021 and decreased $544,000 compared to net interest income of $15.4 million for the third quarter of 2020. Total interest income was $16.1 million for the three months ended September 30, 2021 compared to $17.7 million for the three months ended September 30, 2020. The decrease in total interest income was due primarily to a significant decline in the average balance of total loans that resulted in a lower yield on average interest-earning assets for the third quarter of 2021 compared to the third quarter of 2020.

Average interest-earning assets were $1.7 billion, with a tax-equivalent yield of 3.71%, for the third quarter of 2021 compared to average interest-earning assets of $1.7 billion, with a tax-equivalent yield of 4.23%, for the third quarter of 2020. The decline in the tax-equivalent yield is due primarily to a significant change in the mix of average interest-earning assets in 2021 compared to 2020. Total average loans were 69.8% of total average earning assets for the third quarter of 2021 compared to 85.3% for the third quarter of 2020. The tax-equivalent yield on average interest-earning assets for the third quarter of 2021 declined 52 basis points to 3.71% due primarily to the lower percentage of average loans to average earning assets, the decline in market interest rates during 2020 to a low level that continued through the third quarter of 2021 and the significant increase in the average balance of federal funds sold/short-term investments with a yield of 0.16%.

The Federal Reserve reduced the targeted federal funds rate 150 basis points in March 2020 in response to the economic uncertainty resulting from the COVID-19 pandemic. As a result of the reductions in the targeted federal funds rate, the prime rate declined to 3.25% in March 2020 and was unchanged through the third quarter of 2021. As a result of the continued economic disruption and uncertainty, the low interest rate environment continued through September 30, 2021. The Bank had approximately $421.3 million of loans with an interest rate tied to the prime rate and approximately $45.2 million of loans with an interest rate tied to either 1- or 3-month LIBOR at September 30, 2021. Unearned fees, net of deferred costs, related to the SBA PPP loans were $736,000 at September 30, 2021.

Interest expense on average interest-bearing liabilities was $1.3 million, with an interest cost of 0.46%, for the third quarter of 2021, compared to $1.4 million, with an interest cost of 0.52%, for the second quarter of 2021 and $2.4 million, with an interest cost of 0.79%, for the third quarter of 2020. Interest expense declined $1.1 million for the third quarter of 2021 compared to the third quarter of 2020 due primarily to the decline in interest rates paid on deposits as a direct result of the low interest rate environment. The average cost of interest-bearing deposits was 0.44% for the third quarter of 2021, 0.50% for the second quarter of 2021 and 0.81% for the third quarter of 2020. The interest rates paid on deposits generally do not adjust quickly to rapid changes in market interest rates and decline over time in a falling interest rate environment. Management will continue to monitor and adjust the interest rates paid on deposits to reflect the then current interest rate environment and competitive factors.

The net interest margin on a tax-equivalent basis was 3.42% for the third quarter of 2021 compared to 3.67% for the third quarter of 2020. The net interest margin for the third quarter of 2021 was negatively impacted by the $262.2 million increase in the average balance of federal funds sold/short-term investments, which was driven in part by the $224.0 million decrease in average total loans which had a significant impact on net interest income and the yield of average earning assets. The reinvestment of proceeds from maturing and called investment securities and the purchase of new investment securities at the current lower interest rates also contributed to the decline in net interest income. Interest income for the third quarter of 2021 included $451,000 of fee income related to PPP loans that were forgiven and paid off by the SBA. Excluding the effect of the higher average balance of federal funds sold/short-term investments due to the increase in average deposits, the net interest margin was approximately 3.62% for the third quarter of 2021.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
For the nine months ended September 30, 2021, net interest income increased $2.4 million, or 5.7%, to $44.5 million compared to $42.1 million for the nine months ended September 30, 2020. Total interest income was $48.9 million for the nine months ended September 30, 2021 compared to $50.8 million for the nine months ended September 30, 2020. The decrease in total interest income year-over-year was due primarily to a decline in average total loans and the lower interest rate environment that resulted in the lower yield of average earning assets. Average interest-earning assets increased $157.1 million to $1.71 billion for the nine months ended September 30, 2021 compared to $1.55 billion for the same period in 2020. This increase was due primarily to a $184.1 million increase in average deposits partially offset by a $52.4 million decrease in average borrowings. The tax-equivalent yield on average interest earnings assets was 3.86% for the nine months ended September 30, 2021 compared to 4.41% for the same period in the prior year. The decline of 55 basis points in tax-equivalent yield year-over-year was due primarily to the lower interest rate environment and the significant increase in federal funds sold/short-term investments, which had a low yield.

Interest expense on average interest-bearing liabilities was $4.4 million, with an interest cost of 0.52%, for the nine months ended September 30, 2021 compared to $8.7 million, with an interest cost of 1.04%, for the same period in the prior year. Interest expense declined $4.3 million for the nine months ended September 30, 2021 compared to the prior year period due primarily to the decline in interest rates paid on deposits as a direct result of the low interest rate environment. The interest cost of interest-bearing liabilities declined 52 basis points at September 30, 2021 compared to September 30, 2020 due primarily to lower market interest rates. Average total interest-bearing liabilities were relatively unchanged year-over-year, however, there was a significant change within the components of interest-bearing liabilities. Money market and NOW accounts increased $58.4 million and savings accounts increased $118.1 million, while certificates of deposit decreased $120.2 million, Federal Reserve Bank PPPLF borrowings decreased $13.2 million and short-term borrowings decreased $39.2 million. Management will continue to monitor the interest rates paid on deposits and adjust them based on then current market conditions.

The net interest margin on a tax-equivalent basis was 3.52% for the nine months ended September 30, 2021 compared to 3.66% for the nine months ended September 30, 2020. The decline in the net interest margin year-over-year was due primarily to the significant increase in low yielding federal funds sold/short-term investments and the decline in yield of investment securities.

Provision for Loan Losses

Management considers a complete review of the following specific factors in determining the provisions for loan losses: historical losses by loan category, the level of non-accrual loans and problem loans as identified through internal review and classification, collateral values and the growth, size and risk elements of the loan portfolio. In addition to these factors, management takes into consideration current economic conditions and local real estate market conditions. As a result of the continuing economic and social disruption caused by the COVID-19 pandemic, in the third quarter of 2021 management reviewed construction, commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days with a special emphasis on the hotel and restaurant-food service industries that have been adversely impacted by the economic disruption caused by the pandemic. Prior to March 2020, when the impacts of the COVID-19 pandemic began to be realized, the general economic environment in New Jersey and the New York City metropolitan area had been positive with stable and expanding economic activity, and the Company had generally experienced stable loan credit quality over the past five years.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

The Company recorded a provision for loan losses of $600,000 for the third quarter of 2021 compared to a provision for loan losses of $2.3 million for the third quarter of 2020 which included a specific reserve of $1.5 million for impaired loans. The provision for loan losses for the third quarter of 2021 reflected the decline in the size of the loan portfolio, net charge-offs of $365,000 and changes in risk elements and mix of the loan portfolio at September 30, 2021. At September 30, 2021, total loans were $1.2 billion and the allowance for loan losses was $17.2 million, or 1.43% of total loans, compared to total loans of $1.5 billion and an allowance for loan losses of $14.5 million, or 0.99% of total loans, at September 30, 2020. The increase in the allowance for loan losses year-over-year is due primarily to the $1.7 million increase in specific reserves for impaired loans, higher charge-offs in 2021 compared to 2020 and the concomitant increase in the historical loss factors, an increase in the allowance due to changes in loan credit risk ratings in 2021, changes in the mix of loans in the loan portfolio and risk factors related to the economic uncertainty due to the COVID-19 pandemic continuing to adversely impact borrowers’ business operations and financial results. The allowance for loan losses, excluding the allocated reserve for mortgage warehouse lines, was $16.1 million, or 1.67% of total loans excluding mortgage warehouse lines at September 30, 2021. In addition, at September 30, 2021, there were $23.1 million of SBA PPP loans, which are 100% guaranteed by the SBA and, accordingly, no allowance was provided.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
During the first nine months of 2021, the Company recorded a provision for loan losses of $2.6 million compared to a provision for loan losses of $5.3 million for the first nine months of 2020. The provision for loan losses for the 2020 period included an increase of $2.3 million in the allowance for the estimated increase in incurred loan losses due primarily to the economic and social disruption caused by the COVID-19 pandemic, an increase in specific reserves of $1.5 million, and the effect of net charge-offs of $161,000. The provision for loan losses for the first nine months of 2021 reflected primarily a $1.0 million increase in specific reserves on impaired loans and net charge-offs of $1.1 million.

Non-Interest Income

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Non-interest income was $3.9 million for the third quarter of 2021, representing a decrease of $833,000, or 17.6%, compared to $4.7 million for the third quarter of 2020. The decrease in non-interest income was driven primarily by a $764,000 decrease in gain on sales of loans.

The Company originates and sells commercial loans guaranteed by the SBA and residential mortgage loans in the secondary market. In the third quarter of 2021, $8.3 million of SBA loans were sold and gain on sales of loans of $1.1 million was recorded compared to $5.1 million of SBA loans sold and gain on sales of loans of $463,000 recorded for the third quarter of 2020. In the third quarter of 2021, residential mortgage banking operations originated $51.0 million of residential mortgages, sold $54.0 million of residential mortgages and recorded a $1.5 million gain on sales of loans compared to approximately $118.0 million of residential mortgages originated, $97.5 million of residential mortgage loans sold and a $2.9 million gain on sales of loans recorded in the third quarter of 2020. Income from bank-owned life insurance (“BOLI”) increased $191,000 for the third quarter of 2021 compared to the third quarter of 2020, due primarily to $200,000 of income from a death benefit. Other income decreased $173,000 in the third quarter of 2021 compared to the third quarter of 2020, which included an interest rate swap fee of $172,000.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Total non-interest income for the nine months ended September 30, 2021 increased $1.4 million, or 13.8%, to $11.7 million compared to total non-interest income of $10.3 million for the nine months ended September 30, 2020 due primarily to increases in gain on the sales of loans.
For the nine months ended September 30, 2021, $199.5 million of residential mortgages were originated and $226.3 million of residential mortgages were sold, which generated gain on sales of loans of $6.4 million, as compared to approximately $233.8 million of residential mortgages originated and $208.1 million of residential mortgage sold, which generated gain on sales of loans of $6.2 million, for the nine months ended September 30, 2020. Management believes that the increase in residential mortgage loans originated and sold was due primarily to increased residential mortgage financing activity as a result of lower mortgage interest rates.

For the nine months ended September 30, 2021, $16.4 million of SBA loans were sold and gain on sales of loans of $2.1 million was recorded compared to $7.8 million of SBA loans sold and gain on sales of loans of $688,000 recorded for the nine months ended September 30, 2020.

Service charges on deposit accounts decreased $131,000 to $340,000 for the nine months ended September 30, 2021 from $471,000 for the nine months ended September 30, 2020, due primarily to lower overdraft fees.

For the nine months ended September 30, 2021, income on BOLI increased $89,000 to $721,000 compared to $632,000 for the nine months ended September 30, 2020 due primarily to income from a death benefit. Gain on sales/calls of securities decreased $91,000 to $6,000 for the nine months ended September 30, 2021 compared to $97,000 for the nine months ended September 30, 2020, which included a higher amount of investment securities called. Other income increased $51,000 to $2.2 million for the nine months ended September 30, 2021 compared to $2.1 million for the nine months ended September 30, 2020, due primarily to general increases in other income components.

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

Non-Interest Expenses
For the three months ended September 30, 2021, non-interest expenses were $10.8 million compared to $11.0 million for the three months ended September 30, 2020, representing a decrease of $121,000. Adjusted non-interest expenses, which excludes the $737,000 of merger-related expenses incurred in the third quarter of 2021 in connection with the pending Merger, decreased $858,000 compared to the third quarter of 2020. Adjusted non-interest expenses is a non-GAAP measure that excludes merger-related expenses and should be considered in addition to, but not as a substitute for, the Company’s GAAP financial results. A reconciliation of this non-GAAP financial measure to the GAAP financial results is included in the table on page 38 of this Form 10-Q.

The following table presents the major components of non-interest expenses for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Salaries and employee benefits	$6,623	$7,106	$20,034	$19,276
Occupancy expense	1,221	1,222	3,693	3,597
Data processing expenses	490	486	1,486	1,402
Equipment expense	378	388	1,198	1,211
Marketing	19	21	76	99
Telephone	117	124	367	378
Regulatory, professional and consulting fees	431	575	1,476	1,536
Insurance	97	118	299	364
Supplies	49	67	160	275
FDIC insurance expense	108	225	533	484
Other real estate owned (recoveries) expenses	(22)	27	33	58
Merger-related expenses	737	—	1,184	64
Amortization of intangible assets	79	91	239	304
Other expenses	514	512	1,695	1,544
Total	$10,841	$10,962	$32,473	$30,592

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Salaries and employee benefits expense decreased $483,000 for the third quarter of 2021 compared to the third quarter of 2020 due primarily to a $855,000 decrease in mortgage commissions and a $68,000 decrease in overtime expense, partially offset by a $62,000 increase in temporary staffing costs and a $336,000 increase in incentive compensation.

Regulatory, professional and consulting fees declined $144,000 due to lower legal and consulting fees related to loan workout and collection activities.

FDIC insurance expense decreased $117,000 due to a decrease in the FDIC assessment rate for the third quarter of 2021 compared to the assessment rate for the third quarter of 2020.

Merger-related expenses of $737,000 were incurred in the third quarter of 2021 for legal, financial advisory and other expenses incurred in connection with the pending Merger compared to no merger-related expenses in the third quarter of 2020.

Non-interest expenses may increase, if there is a significant increase in non-performing loans, as a result of higher expenses incurred in connection with loan collection and recovery costs. In addition, FDIC insurance expense may increase if the Bank’s financial condition is adversely impacted by a higher level of non-performing loans and assets.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Non-interest expenses were $32.5 million for the nine months ended September 30, 2021 compared to $30.6 million for the nine months ended September 30, 2020, representing an increase of $1.9 million, or 6.2%, due primarily to $1.2 million in merger-related expenses incurred in connection with the pending Merger and a $758,000 increase in salaries and employee benefits.

Salaries and employee benefits increased $758,000 to $20.0 million for the nine months ended September 30, 2021 compared to $19.3 million for the nine months ended September 30, 2020, due primarily to a $209,000 increase in temporary staffing costs, a $374,000 increase in incentive compensation, a $151,000 increase in share-based compensation expense, which were partially offset by a $100,000 decrease in the cost of employee benefits and a $49,000 decrease in overtime expense.

Occupancy expense increased $96,000 to $3.7 million for the nine months ended September 30, 2021 compared $3.6 million for the nine months ended September 30, 2020, due primarily to higher snow removal costs in the first quarter of 2021.

Supplies expense decreased $115,000 to $160,000 for the nine months ended September 30, 2021 compared to $275,000 for the nine months ended September 30, 2020, due in part to the purchase of a larger amount of COVID-19-related protective supplies in the 2020 period.

Merger-related expenses were $1.2 million for the nine months ended September 30, 2021 compared to $64,000 for the nine months ended September 30, 2020, reflecting the legal, financial advisory and other expenses incurred in connection with the pending Merger and the expenses incurred in 2020 related to the merger with Shore Community Bank.

Other expenses increased $151,000 to $1.7 million for the nine months ended September 30, 2021 compared to $1.5 million for the nine months ended September 30, 2020, due primarily to general increases in various other operating expense categories year over year.

Income Taxes

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Income tax expense was $1.8 million for the third quarter of 2021, resulting in an effective tax rate of 25.3%, compared to income tax expense of $1.9 million, which resulted in an effective tax rate of 27.9% for the third quarter of 2020. The lower effective tax rate in the third quarter of 2021 reflected primarily the lower state tax rate that resulted from certain tax planning initiatives that reduced the effective tax rate and the tax benefit from higher deductions for share-based compensation in the third quarter of 2021, which was partially offset by non-deductible merger-related expenses, compared to the third quarter of 2020.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Income tax expense was $5.7 million for the nine months ended September 30, 2021, resulting in an effective tax rate of 26.7%, compared to income tax expense of $4.5 million, which resulted in an effective tax rate of 27.1% for the nine months ended September 30, 2020. The increase in income tax expense was due primarily to a $4.7 million increase in pre-tax income in the first nine months of 2021 compared to the first nine months of 2020. The lower effective tax rate for the first nine months of 2021 reflected primarily the lower state tax rate that resulted from certain tax planning initiatives that reduced the effective tax rate and the tax benefit from higher deductions for share-based compensation, which was partially offset by non-deductible merger-related expenses, compared to the same period of 2020.

FINANCIAL CONDITION

September 30, 2021 compared to December 31, 2020

Total consolidated assets were $1.91 billion at September 30, 2021 compared to $1.81 billion at December 31, 2020. Total cash and cash equivalents increased $252.0 million and total investment securities increased $111.4 million from December 31, 2020, which amounts were partially offset by decreases of $235.3 million in total portfolio loans and $23.0 million in loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents totaled $273.9 million at September 30, 2021 compared to $22.0 million at December 31, 2020, representing an increase of $252.0 million. The increase in cash and cash equivalents reflects an increase in deposits and the cash flows resulting from the decline in total portfolio loans, partially offset by the increase in total investment securities.

Loans Held for Sale

Loans held for sale were $6.8 million at September 30, 2021 compared to $29.8 million at December 31, 2020, representing a decrease of $23.0 million due primarily to loan sales in excess of loan originations and a lower level of residential mortgage loan originations. The amount of loans held for sale varies from period to period due to changes in the amount and timing of sales of residential mortgage loans and SBA guaranteed commercial loans.

Investment Securities

Investment securities represented approximately 17.2% of total assets at September 30, 2021 and approximately 12.1% of total assets at December 31, 2020. Total investment securities increased $111.4 million to $329.1 million at September 30, 2021 from $217.7 million at December 31, 2020. In response to the higher level of liquidity, purchases of investment securities totaled $171.6 million during the nine months ended September 30, 2021. During the same period proceeds from calls, maturities and payments totaled $58.1 million. Bonds with maturities between one and three years were the primary purchases.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically attractive returns. At September 30, 2021, securities available for sale were $203.9 million, representing an increase of $78.7 million from securities available for sale of $125.2 million at December 31, 2020.

At September 30, 2021, the securities available for sale portfolio had net unrealized gains of $1.5 million compared to net unrealized gains of $2.6 million at December 31, 2020. These net unrealized gains were reflected, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Securities held to maturity, which are carried at amortized historical cost, are investments for which there is the positive intent and ability to hold to maturity. At September 30, 2021, securities held to maturity were $125.2 million, representing an increase of $32.6 million from $92.6 million at December 31, 2020. The fair value of the held to maturity portfolio was $127.2 million and represented a net unrealized gain of $2.0 million at September 30, 2021.

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

The following table represents the components of the loan portfolio at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate	$612,827	51%	$618,978	43%
Mortgage warehouse lines	235,897	20	388,366	27
Construction	129,636	11	129,245	9
Commercial business	139,654	12	188,728	13
Residential real estate	63,223	5	88,261	6
Loans to individuals	17,945	1	21,269	2
Other loans	93	—	113	—
Total loans	1,199,275	100%	1,434,960	100%
Deferred loan fees, net	(820)		(1,254)
Total loans, including deferred loan fees, net	$1,198,455		$1,433,706
Total portfolio loans at September 30, 2021 were $1.20 billion, compared to $1.43 billion at December 31, 2020. The $235.3 million decrease in portfolio loans was due primarily to a decrease of $152.5 million in mortgage warehouse lines as a result of lower funding volume in the third quarter of 2021 compared to the fourth quarter of 2020, a decrease of $49.1 million in commercial business loans as a result of forgiveness and pay-offs of SBA PPP loans, a decrease of $25.0 million in residential real estate loans due to pay-offs and a $6.2 million decrease in commercial real estate loans.

Commercial real estate loans totaled $612.8 million at September 30, 2021 compared to $619.0 million at December 31, 2020. Commercial real estate loans consist primarily of loans to businesses that are collateralized by real estate assets employed in the operation of the business and loans to real estate investors to finance the acquisition and/or improvement of income-producing commercial properties.

The Bank’s mortgage warehouse funding group provides revolving lines of credit that are available to licensed mortgage banking companies. The warehouse line of credit is used by the mortgage banker to finance the origination of one-to-four family residential mortgage loans that are pre-sold to the secondary mortgage market, which includes state and national banks, national mortgage banking firms, insurance companies and government-sponsored enterprises, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. On average, an advance under the warehouse line of credit remains outstanding for a period of less than 30 days, with repayment coming directly from the sale of the loan into the secondary mortgage market.  The Bank collects interest and a transaction fee at the time of repayment. Mortgage warehouse loans totaled $235.9 million at September 30, 2021 compared to $388.4 million at December 31, 2020. The decline was due primarily to a lower mortgage funding volume in the third quarter of 2021 compared to the fourth quarter of 2020. In the first nine months of 2021, $3.5 billion of residential mortgage loans were financed through the mortgage warehouse funding group compared to $3.6 billion during the first nine months of 2020.

Construction loans totaled $129.6 million at September 30, 2021 relatively unchanged from December 31, 2020. Construction financing is provided to businesses to expand their facilities and operations and to real estate developers for the acquisition, development and construction of residential properties and income-producing properties. First mortgage construction loans are made to developers and builders for single family homes or multi-family buildings that are pre-sold or are to be sold or leased on a speculative basis. The Bank lends to developers and builders with established relationships, successful operating histories and sound financial resources. In many cases the Bank also provides the mortgage loan to the customer upon completion of the project.

Commercial business loans totaled $139.6 million at September 30, 2021 compared to $188.7 million at December 31, 2020 and declined $49.1 million primarily as a result of the forgiveness and pay-offs of the SBA PPP loans. As a SBA preferred lender, the Bank participated in both rounds of the SBA PPP loan program and had $23.1 million in SBA PPP loans outstanding at September 30, 2021. Commercial business loans consist primarily of loans to small and middle market businesses and are typically working capital loans used to finance inventory, receivables or equipment needs. These loans are generally secured by business assets of the commercial borrower.

Residential real estate loans totaled $63.2 million at September 30, 2021 compared to $88.3 million at December 31, 2020 and declined $25.0 million due primarily to pay-offs. Loans to individuals, which are comprised primarily of home equity loans, totaled $17.9 million at September 30, 2021 compared to $21.3 million at December 31, 2020.

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

At September 30, 2021, non-accrual loans decreased by $7.7 million to $9.5 million from $16.4 million at December 31, 2020, and the ratio of non-performing loans to total loans decreased to 0.80% at September 30, 2021 compared to 1.20% at December 31, 2020. During the nine months ended September 30, 2021, $5.6 million of non-performing loans were resolved as a result of pay-downs, pay-offs and charge-offs, which included $833,000 of purchased credit impaired loans. One non-performing commercial real estate loan for $3.1 million was charged down $334,000 to its estimated fair value and transferred to loans held for sale. For the nine months ended September 30, 2021, $1.8 million of loans were placed on non-accrual status and consisted of a $90,000 home equity loan, an $871,000 residential mortgage loan, a $216,000 construction loan and a $625,000 commercial real estate loan.

Non-accrual loans consist of construction, commercial business, commercial real estate and residential real estate loans, which are in the process of collection. The table below sets forth non-performing assets and risk elements in the Bank’s portfolio at the dates indicated.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Non-performing loans:
Loans 90 days or more past due and still accruing	$—	$871
Non-accrual loans	9,537	16,361
Total non-performing loans	9,537	17,232
Other real estate owned	48	92
Total non-performing assets	9,585	17,324
Performing troubled debt restructurings	5,080	5,768
Performing troubled debt restructurings and total non-performing assets	$14,665	$23,092

Non-performing loans to total loans	0.80%	1.20%
Non-performing loans to total loans excluding mortgage warehouse lines	0.99%	1.65%
Non-performing assets to total assets	0.50%	0.96%
Non-performing assets to total assets excluding mortgage warehouse lines	0.57%	1.22%
Total non-performing assets and performing troubled debt restructurings to total assets	0.77%	1.28%
Non-performing assets decreased by $7.7 million to $9.6 million at September 30, 2021 from $17.3 million at December 31, 2020. OREO totaled $48,000 at September 30, 2021 compared to $92,000 at December 31, 2020. OREO at September 30, 2021 was comprised of one parcel of land.

At September 30, 2021, the Bank had 8 loans totaling $5.2 million that were troubled debt restructurings. Two of these loans totaling $120,000 are included in the above table as non-accrual loans and the remaining six loans totaling approximately $5.1 million were performing at September 30, 2021. At December 31, 2020, the Bank had 10 loans totaling $5.9 million that were troubled debt restructurings. Two of these loans totaling $141,000 are included in the above table as non-accrual loans and the remaining eight loans totaling approximately $5.8 million were performing December 31, 2020.

In accordance with U.S. GAAP, the excess of cash flows expected at acquisition over the initial investment in the purchase of a credit impaired loan is recognized as interest income over the life of the loan. At September 30, 2021, there were 3 loans acquired with evidence of deteriorated credit quality totaling $254,000 that were not classified as non-performing loans. At December 31, 2020, there were 5 loans acquired with evidence of deteriorated credit quality totaling $2.4 million that were not classified as non-performing loans.

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

The Company considers the following credit quality indicators in assessing the risk in the loan portfolio:

•Consumer credit scores;
•Internal credit risk grades;
•Loan-to-value ratios;
•Collateral; and
•Collection experience.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

(Dollars in thousands)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020	Nine Months Ended September 30, 2020
Balance, beginning of period	$15,641	$9,271	$9,271
Provision charged to operating expenses	2,600	6,698	5,340
Loans charged off:
Construction loans	(692)	—	—
Commercial business and commercial real estate	(396)	(364)	(165)
Loans to individuals	—	(3)	—
All other loans	(1)	—	(3)
Total loans charged off	(1,089)	(367)	(168)
Recoveries:
Commercial business and commercial real estate	8	39	7
Total recoveries	8	39	7
Net charge offs	(1,081)	(328)	(161)
Balance, end of period	$17,160	$15,641	$14,450
Loans:
At period end	$1,198,455	$1,433,706	$1,455,684
Average during the period	1,264,949	1,333,330	1,292,304
Net charge offs to average loans outstanding	(0.09)%	(0.02)%	(0.01)%
Net charge offs to average loans outstanding, excluding mortgage warehouse loans	(0.11)%	(0.03)%	(0.02)%
Allowance for loan losses to:
Total loans at period end	1.43%	1.09%	0.99%
Total loans at period end excluding mortgage warehouse loans	1.67%	1.32%	1.18%
Non-performing loans	179.93%	90.77%	83.79%

The following table represents the allocation of the allowance for loan losses among the various categories of loans and certain other information as of September 30, 2021 and December 31, 2020, respectively. The total allowance is available to absorb losses from any portfolio of loans.

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Amount	As a % of Loan Class	Loans as a % of Total Loans	Amount	As a % of Loan Class	Loans as a % of Total Loans
Commercial real estate	$6,659	1.09%	51%	$6,422	1.04%	43%
Commercial business	2,992	2.14%	12%	2,727	1.44%	13%
Construction	5,083	3.92%	11%	3,741	2.89%	9%
Residential real estate	389	0.62%	5%	619	0.70%	6%
Loans to individuals	102	0.57%	1%	125	0.59%	2%
Subtotal	15,225	1.58%	80%	13,634	1.30%	73%
Mortgage warehouse lines	1,062	0.45%	20%	1,807	0.47%	27%
Unallocated reserves	873	—	—	200	—	—
Total	$17,160	1.43%	100%	$15,641	1.09%	100%

For the nine months ended September 30, 2021, the Company recorded a provision for loan losses of $2.6 million, and net charge-offs of $1.1 million compared to a provision for loan losses of $5.3 million, and net charge-offs of $161,000 recorded for the first nine months of 2020. The higher provision for loan losses recorded for the first nine months of 2020 was due primarily to an increase in the allowance for the estimated increase in incurred losses resulting from economic and social disruption caused by the COVID-19 pandemic.

As part of the review of the adequacy of the allowance for loan losses at September 30, 2021, management reviewed substantially all of the $132.1 million of commercial business and commercial real estate loans that had been modified to defer interest and or principal for up to 90 days in 2020 and 2021. Loans with balances of less than $250,000 were generally excluded from management’s review.

At September 30, 2021, the allowance for loan losses included $348,000 for loans that were rated Pass-Watch and had received a deferral. This reflects management’s previously reported determination that “Pass-Watch” credit rated loans with modifications or deferrals suggest a weaker financial strength of the borrower than “Pass” credit rated loans, thereby warranting a higher allowance for loan losses than would ordinarily be reserved for “Pass-Watch” credit rated loans.

Within the loan portfolio, hotel and restaurant-food service industries have been adversely impacted by the economic disruption caused by the COVID-19 pandemic. At September 30, 2021, loans to borrowers in the hotel and restaurant-food service industries were $62.2 million and $53.3 million, respectively. Management reviewed over 90% of the hotel loans and over 96% of the restaurant-food service loans. At September 30, 2021, management continued to maintain an additional allowance for loan losses of 75 basis points, or $357,000, attributable to restaurant-food service loans and 25 basis points, or $148,000, attributable to hotel loans due to the challenging operating environment for these businesses as a result of the COVID-19 pandemic.

All construction loans are closely monitored on a quarterly basis and are reviewed to assess the progress of construction relative to the plan and budget and lease-up or sales of units.

Management also reviewed loans to schools that are private educational institutions that are generally sponsored or affiliated with religious organizations. These loans totaled $24.4 million at September 30, 2021, and all of these loans were reviewed.

At September 30, 2021, the allowance for loan losses was $17.2 million, or 1.43% of loans, compared to $15.6 million, or 1.09% of loans, at December 31, 2020 and $14.5 million, or 0.99% of loans, at September 30, 2020. The allowance for loan losses was 179.93% of non-performing loans at September 30, 2021 compared to 90.77% of non-performing loans at December 31, 2020 and 83.79% of non-performing loans at September 30, 2020. The allowance for loan losses at September 30, 2021 included $3.2 million in specific reserves for impaired loans and $1.4 million attributed to management's qualitative factors for the estimated increase in incurred losses resulting from economic and social disruption caused by the COVID-19 pandemic.

Acquisition accounting for the merger with Shore Community Bank (“Shore”) in 2019 and the merger with New Jersey Community Bank (“NJCB”) in 2018 resulted in the Shore and NJCB loans being recorded at their fair value and no allowance for loan losses as of the effective time of the respective mergers. The unaccreted general credit fair value discounts related to the former Shore and NJCB loans were approximately $1.1 million and $317,000 at September 30, 2021, respectively. In addition, at September 30, 2021, there were $23.1 million of SBA PPP loans which are 100% guaranteed by the SBA and, accordingly, no allowance was provided.

Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels and the estimated incurred and inherent losses in the loan portfolio at September 30, 2021. However, management expects that the economic disruption resulting from the COVID-19 pandemic will continue to impact businesses, borrowers, employees and consumers in the near term, notwithstanding the wider distribution and availability of vaccines, as uncertainty remains with respect to variants of the virus and the potential reimplementation of certain restrictions and precautionary measures in the Bank’s primary market areas. Management may further increase the provision for loan losses and the allowance for loan losses in response to changes in economic conditions and the performance of the loan portfolio in future periods.

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

The following table summarizes deposits at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Demand
Non-interest bearing	$534,436	$425,210
Interest bearing	493,207	441,772
Savings	451,309	334,226
Certificates of deposit	159,609	361,631
Total	$1,638,561	$1,562,839

Total deposits were $1.6 billion at September 30, 2021, representing an increase of $75.7 million from December 31, 2020. There was a significant change in the composition of total deposits as non-interest-bearing demand deposits increased $109.2 million due in part to the funding of the second round of SBA PPP loans and additional financial assistance received by customers from the Restaurant Revitalization Fund and Closed Venue Fund provided under the Economic Aid Act, while interest-bearing deposits decreased $33.5 million from December 31, 2020 to September 30, 2021. Of the total decrease in interest-bearing deposits, certificates of deposit decreased $202.0 million due primarily to the maturity of approximately $149.9 million of short-term internet listing service certificates of deposit. Funds from a portion of maturing certificates of deposit were also deposited by customers into non-maturity deposits. Due to the low interest rate environment, customers generally chose to deposit funds to non-maturity deposit accounts such as NOW and savings accounts, which resulted in a $117.1 million increase in savings deposits and a $51.4 million increase in interest-bearing demand deposits. There were no short-term borrowings at September 30, 2021 compared to $9.8 million in short-term borrowings at December 31, 2020.

The COVID-19 pandemic may impact the Bank’s ability to increase and or retain customers’ deposits. As the pandemic continues, businesses may experience a loss of revenue and consumers may experience a reduction of income, which may in turn cause them to withdraw their funds to pay expenses or reduce their ability to increase their deposits.

Borrowings

Borrowings are mainly comprised of Federal Home Loan Bank of New York (“FHLB”) borrowings and overnight funds purchased.  These borrowings are primarily used to fund asset growth not supported by deposit generation.  At September 30, 2021, the Company had no borrowings compared to $9.8 million of short-term borrowings December 31, 2020.

Liquidity
At September 30, 2021, the amount of liquid assets and the Bank’s access to off-balance sheet liquidity remained at a level management deemed adequate to ensure that contractual liabilities, depositors’ withdrawal requirements and other operational and customer credit needs could be satisfied.

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
The Bank has established a borrowing relationship with the FHLB that further supports and enhances liquidity. The FHLB provides member banks with a fully secured line of credit of up to 50% of a bank’s quarter-end total assets.  Under the terms of this facility, the Bank’s total credit exposure to the FHLB cannot exceed 50% of its total assets, or $955.3 million, at September 30, 2021.  In addition, the aggregate outstanding principal amount of the Bank’s advances, letters of credit, the dollar amount of the FHLB’s minimum collateral requirement for off-balance sheet financial contracts and advance commitments cannot exceed 30% of the Bank’s total assets, unless the Bank obtains approval from the FHLB’s Board of Directors or its Executive Committee.  These limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB as well as the ability to meet the FHLB’s stock requirement. At September 30, 2021 and December 31, 2020, the Bank pledged approximately $346.4 million and $469.5 million of loans, respectively, to support the FHLB borrowing capacity. At September 30, 2021 and December 31, 2020, the Bank had available borrowing capacity of $270.6 million and $301.8 million, respectively, at the FHLB. The Bank also maintains unsecured federal funds lines of $46.0 million with two correspondent banks, all of which were unused and available at September 30, 2021.
The Bank has access to the Federal Reserve Bank of New York Discount Window facility. At this time the Bank has not pledged investment securities or loans, which would be required, to support borrowings through the Discount Window facility.
The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities.  At September 30, 2021, the balance of cash and cash equivalents was $273.9 million.
Net cash provided by operating activities totaled $67.4 million for the nine months ended September 30, 2021 compared to net cash used in operating activities of $12.4 million for the nine months ended September 30, 2020.  A source of funds is net income from operations adjusted for activity related to loans originated for sale and sold, the provision for loan losses, depreciation and amortization expenses and net amortization of premiums and discounts on securities. The increase in net cash provided by operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due primarily to the net sales (cash provided) of loans held for sale of approximately $31.5 million and the increase in net accrued expenses and other liabilities of $26.4 million, which reflected primarily a $24.5 million liability for unsettled investment securities purchased. The net cash used in operating activities for the nine months ended September 30, 2020 reflected net cash of $15.3 million used in the origination and sale of loans.

Net cash provided by investing activities totaled $121.6 million for the nine months ended September 30, 2021 compared to net cash used in investing activities of $226.9 million for the nine months ended September 30, 2020. The loans and securities portfolios are a source of liquidity, providing cash flows from maturities and periodic payments of principal. The primary source of cash from investing activities for the nine months ended September 30, 2021 was the cash flow from the decrease in loans. During the nine months ended September 30, 2021, loans decreased $234.4 million compared to an increase in loans of $239.5 million during the nine months ended September 30, 2020.

Net cash provided by financing activities was $62.9 million for the nine months ended September 30, 2021 compared to net cash provided by financing activities of $244.5 million for the nine months ended September 30, 2020. The primary source of funds for the 2021 period was the increase in deposits of $75.7 million. Management believes that the Company’s and the Bank’s liquidity resources are adequate to provide for the Company’s and the Bank’s planned operations over the next 12 months following September 30, 2021.

Shareholders’ Equity and Dividends

Shareholders’ equity increased by $12.3 million to $199.9 million at September 30, 2021 from $187.7 million at December 31, 2020.  The increase in shareholders’ equity was due primarily to increases of $12.5 million in retained earnings and $1.0 million in common stock, partially offset by a $1.1 million decrease in accumulated other comprehensive income and a $160,000 increase in treasury stock.

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

On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under the common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 5% of its common stock outstanding on the date of approval of the stock repurchase program, which limitation is adjusted for any subsequent stock dividends. For the nine months ended September 30, 2021, the Company withheld 9,469 shares of common stock in connection with the vesting of restricted stock awards to satisfy applicable tax withholding obligations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital to average assets (Leverage ratio, as defined). As of September 30, 2021 and December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject.

To be categorized as adequately capitalized, the Company and the Bank must maintain minimum Common Equity Tier 1, Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier I leverage capital ratios as set forth in the below table. As of September 30, 2021 and December 31, 2020, the Bank’s capital ratios exceeded the regulatory standards for well-capitalized institutions. Certain bank regulatory limitations exist on the availability of the Bank’s assets for the payment of dividends by the Bank without prior approval of bank regulatory authorities.

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

The rules also limited a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of Common Equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The fully phased in capital conservation buffer is 2.5% of Common Equity Tier 1 capital to risk-weighted assets. At September 30, 2021, the Company and the Bank maintained a capital conservation buffer in excess of 2.5%.

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

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Common equity Tier 1 (CET1)	$162,742	11.78%	$62,183	4.50%	N/A	N/A
Total capital to risk-weighted assets	197,902	14.32%	110,547	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	180,742	13.08%	82,910	6.00%	N/A	N/A
Tier 1 leverage capital	180,742	9.95%	72,632	4.00%	N/A	N/A

As of December 31, 2020:
Common equity Tier 1 (CET1)	$149,292	9.92%	$67,701	4.50%	N/A	N/A
Total capital to risk-weighted assets	182,933	12.16%	120,357	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	167,292	11.12%	90,268	6.00%	N/A	N/A
Tier 1 leverage capital	167,292	9.41%	71,105	4.00%	N/A	N/A

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Common equity Tier 1 (CET1)	$180,469	13.07%	$62,158	4.50%	$89,783	6.50%
Total capital to risk-weighted assets	197,629	14.31%	110,502	8.00%	138,128	10.00%
Tier 1 capital to risk-weighted assets	180,469	13.07%	82,877	6.00%	110,502	8.00%
Tier 1 leverage capital	180,469	9.94%	72,610	4.00%	90,763	5.00%

As of December 31, 2020:
Common equity Tier 1 (CET1)	$167,067	11.11%	$67,676	4.50%	$97,754	6.50%
Total capital to risk-weighted assets	182,708	12.15%	120,313	8.00%	150,391	10.00%
Tier 1 capital to risk-weighted assets	167,067	11.11%	90,235	6.00%	120,313	8.00%
Tier 1 leverage capital	167,067	9.40%	71,083	4.00%	88,854	5.00%

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
Under the interest rate risk policy established by the Company’s Board of Directors, the Company established quantitative guidelines with respect to interest rate risk and how interest rate shocks are projected to affect net interest income and the economic value of equity. Summarized below is the projected effect of a parallel shift of an increase of 100, 200 and 300 basis points, respectively, in market interest rates on net interest income and the economic value of equity. Due to the historically low interest rate environment at September 30, 2021 a parallel shift down of 100 basis points was presented.

Based upon the current interest rate environment, as of September 30, 2021, sensitivity to interest rate risk was as follows:

(Dollars in thousands)		Next 12 Months Net Interest Income			Economic Value of Equity (2)
Interest Rate Change in Basis Points (1)	Dollar Amount	$ Change	% Change	Dollar Amount	$ Change	% Change
+300	$62,798	$7,600	13.77%	$258,866	$8,551	3.42%
+200	59,815	4,617	8.36%	255,581	5,266	2.10%
+100	56,781	1,583	2.87%	251,714	1,399	0.56%
—	55,198	—	—	250,315	—	—
-100	55,386	188	0.34%	233,264	(17,051)	(6.81)%
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

Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2021, there were no material changes to the Company’s off-balance sheet arrangements and contractual obligations disclosed under Part II, Item 7 of the 2020 Form 10-K. Management continues to believe that the Company has adequate capital and liquidity available from various sources to fund projected contractual obligations and commitments.

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

ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and estimated repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2021. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of September 30, 2021.

In an immediate and sustained 100 basis point increase in market interest rates at September 30, 2021, net interest income for the next 12 months would increase approximately 2.87%, when compared to a flat interest rate scenario. In year two, this sensitivity improves to an increase of 8.30%, when compared to a flat interest rate scenario. In an immediate and sustained 100 basis points decrease in market interest rates, net interest income for year one would increase approximately 0.34% and would decrease approximately 4.70% in year two.

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

Changes in Internal Control Over Financial Reporting

The Company’s principal executive officer and principal financial officer have concluded that there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2021, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of the 2020 Form 10-K, as filed with the SEC on March 15, 2021, other than the risks and uncertainties described below related to the pending Merger with Lakeland.

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
•material adverse changes in the operations or earnings of the Company or Lakeland; and
•the outcome of any claims and proceedings asserted against the Company and/or the Company's Board of Directors in connection with the Merger.

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

Litigation has been filed against the Company and the members of its Board of Directors related to the pending Merger, and this or any additional lawsuits that may be filed against the Company, Lakeland and/or their respective directors could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

As disclosed in the joint proxy statement/prospectus relating to the Merger, on September 29, 2021, a putative class action captioned Vigliotti v. 1st Constitution Bancorp et al. was filed in the Superior Court of New Jersey, Middlesex County, Chancery Division, naming as defendants the Company and the members of the Company’s Board of Directors, challenging the disclosures made in connection with the Merger (the “Complaint”). The Complaint alleges, among other things, that the preliminary joint proxy statement/prospectus filed by Lakeland with the SEC on August 27, 2021 contains materially incomplete and misleading information regarding the process that culminated in the Merger Agreement and the proposed transaction, the valuation analyses performed by the Company’s financial advisor, and potential conflicts of interest in connection with the proposed transaction. The relief sought includes enjoining the consummation of the Merger unless and until certain additional and allegedly material information is disclosed to Company shareholders, rescinding the Merger, to the extent already implemented, or granting rescissory damages, directing the individual defendants to account to the plaintiff for all alleged damages suffered as a result of the alleged wrongdoing, and awarding the plaintiff the cost and disbursements of the action, including reasonable attorneys’ and experts’ fees. On October 12, 2021, the plaintiff filed a motion for expedited discovery.

As disclosed in the joint proxy statement/prospectus, Lakeland and the Company have also received a demand letter from another Company shareholder challenging the disclosures made in connection with the Merger. The Company subsequently received two demand letters from shareholders, one of which was also directed to Lakeland, that challenge disclosures made in connection with the Merger.

To diminish the risk that lawsuits may delay or otherwise adversely affect the consummation of the Merger and to minimize the expense of defending such actions, and without admitting any liability or wrongdoing, the Company agreed to supplement the joint proxy statement/prospectus as described in the Current Report on Form 8-K filed by the Company with the SEC on November 9, 2021. In consideration of the supplemental disclosures made in such filing, the plaintiff named in the Complaint has agreed that he will consider the claims mooted and will dismiss the Complaint.

The cost to defend against or settle these actions or any similar actions, claims or proceedings that may arise or be asserted against the Company in connection with the Merger could be significant, including, but not limited to, as a result of any indemnification obligations of the Company and Lakeland and delays in the completion of the Merger, and the outcomes could be uncertain.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 21, 2016, the Board of Directors of the Company authorized a common stock repurchase program. Under this common stock repurchase program, the Company may repurchase in the open market or privately negotiated transactions up to 396,141 shares of its common stock, representing 5% of the shares of common stock outstanding on January 21, 2016, as adjusted for subsequent common stock dividends. At September 30, 2021, 394,141 shares remained available for repurchase under the common stock repurchase program. The following table sets forth information regarding the Company's repurchases of its common stock for the three months ended September 30, 2021.

Period		Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
Beginning	Ending
July 1, 2021	July 31, 2021	376	$21.50	—	394,141
August 1, 2021	August 31, 2021	1,099	21.68	—	394,141
September 1, 2021	September 30, 2021	—	—	—	394,141
Total		1,475	$21.63	—	394,141
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

1ST CONSTITUTION BANCORP

Date:	November 9, 2021	By:	/s/ ROBERT F. MANGANO
Robert F. Mangano
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ STEPHEN J. GILHOOLY
Stephen J. Gilhooly
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)